Form 10QSB
period 2000-06-30
BUSINESS TRANSLATION SERVICES INC
filed 2000-08-11
CIK 1107262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

                 For the quarterly period ended June 30, 2000
--------------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------------

                      Commission File Number: 000-30829
--------------------------------------------------------------------------------

                      BUSINESS TRANSLATION SERVICES, INC.
--------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

         Nevada                                           88-0430189
-------------------------------                    ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification
                                                        No.)

                             500 N. Rainbow, Suite 300
                                Las Vegas, NV  89107
--------------------------------------------------------------------------------
                      (Address of principal executive offices)

          (702) 221-1952 (PHONE)         (702) 221-1963(FAX)
--------------------------------------------------------------------------------
                           (Issuer's telephone number)
--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or Such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes [ ]  No [X]

          APPLICABLE  ONLY  TO  ISSUERS  INVOLVED  IN  BANKRUPTCY
             PROCEEDING  DURING  THE  PRECEDING  FIVE  YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                  Yes [ ]  No [ ]

Securities to be registered under section 12(g)of the Act:

Common Stock, $.001 par value per share, 20,000,000 shares authorized, 2,200,750 issued and outstanding as of June 30, 2000.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Independent Auditors' Report.........................   5
          Balance Sheet.......................................    6
          Income Statement.        ............................   7
          Statements of Cash Flows............................    8
          Notes to Financial Statements......................  9-11

Item 2.   Management's Discussion and Analysis of Plan
          of Operation........................................   12

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   17

Item 2.   Changes in Securities and Use of Proceeds............   17

Item 3.   Defaults upon Senior Securities......................   17

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   17

Item 5.   Other Information.....................................  17

Item 6.   Exhibits and Reports on Form 8-K......................  17

Signatures......................................................  18

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

              (Financial Statements Commence on Following Page)

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)


                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------


Board of Directors
Business Translation Service, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Business Translation Service, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2000 and the related statements of operations for the three-month and six-month periods ended June 30, 2000 and for the period July 1, 1999 (Inception) to June 30, 2000, and statements of cash flows for the six-month period ending June 30, 2000 and for the period July 1, 1999 (Inception) to June 30, 2000. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Business Translation Services, Inc. (a development stage company) as of March 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated April 17, 2000, I expressed an unqualified opinion on those financial statements.


/s/ G. Brad Beckstead, CPA
--------------------------
August 1, 2000
License #2701
                                     5

                        BUSINESS TRANSLATION SERVICES, INC.
                           (A Development Stage Company)
                                   Balance Sheet
                          June 30, 2000 and March 31, 2000


BALANCE SHEET
                                     (unaudited)
                                       June 30         March 31,
                                         2000            2000
                                       -------         --------
ASSETS
Current Assets:
Cash                                   $  51,140       $ 54,980
                                       ---------       --------
Total Current                          $  51,140       $ 54,980
                                       ---------       --------

Total Assets                           $  51,140       $ 54,980
                                       =========       ========

Liabilities and Stockholders' Equity

Preferred stock, $0.001 par value,
5,000,000 shares authorized, zero
shares issued and outstanding                  -             -

Common stock, $0.001 par value,
    25,000,000 shares authorized;
    2,200,750 shares issued and
    outstanding at 3/31/00                  2,201         2,201

Additional paid-in capital                 54,374        54,374

Deficit accumulated during
development stage                          (5,435)      (1,595)
                                         --------      --------
Total Stockholders' Equity                 51,140        54,980
                                         --------      --------
Total Liabilities and
    Stockholders' Equity                 $ 51,140      $ 54,980
                                         ========      ========



 See accompanying Notes are an Intregal Part of These Financial Statements.

                   Business Translation Services, Inc.
                       (A Development Stage Company)


                           Statement of Operations
         For the Three Months and Six Months Ending June 30, 2000
       and For the Period July 1, 1999 (Inception) to June 30, 2000


STATEMENT OF OPERATIONS
                                      Six Months   Three Months  July 1, 1999
                                        Ending        Ending     (Inception)
                                        June 30,     June 30,    to June 30,
                                          2000        2000          2000
                                     ----------    ------------  -----------
Revenue                                $     -       $     -      $     -
                                       -------       -------      -------
Expenses:

General and
     administrative expenses             4,924         4,239        5,834
                                       -------       -------      -------
Total Expenses                           4,924         4,239        5,834
                                       -------       -------      -------

Other income:
Interest income                            399           399          399
                                       -------       -------      -------
Net loss                               $(4,525)      $(3,840)    $(5,435)
                                       =======       ========    ========

Weighted average number of
common shares outstanding            2,200,750     2,200,750   2,200,750
                                     =========     =========   =========

Net loss per share                     $     -       $     -     $     -
                                       =======       =======     =======


 See accompanying Notes are an Intregal Part of These Financial Statements.

                         Business Translation Services, Inc.
                          (A Development Stage Company)

                             Statement of Cash Flows
                  For the Six Months Ending June 30, 2000
      and For the Period July 1, 1999 (Inception) to June 30, 2000


STATEMENT OF CASH FLOWS

                                                              July 1, 1999
                                                             (Inception) to
                                                 June 30,     June 30,
                                                   2000          2000
                                                 --------     --------------
CASH FLOWS USED BY OPERATING ACTIVITIES
Net loss                                         $  (4,525)   $  (5,435)
Adjustments to reconcile net income to net
Cash used by operating activities                        -            -
                                                 ---------    ----------
Net cash used by operating activities            $  (4,525)   $  (5,435)
                                                 ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by investing activities                    -             -
                                                 ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of capital stock                           55,075        56,575
                                                 ---------    ----------
Net cash provided by financing activities           55,075        56,575
                                                 ---------    ----------

Net (decrease) increase in cash                     50,550        51,140

Cash - beginning                                       590             -
                                                 ---------    ----------
Cash - ending                                    $  51,140    $   51,140
                                                 =========    ==========

Supplemental disclosures:

Interest paid                                    $      -     $        -
                                                 =========    ==========
Income taxes paid                                $      -     $        -
                                                 =========    ==========


 See accompanying Notes are an Intregal Part of These Financial Statements.

                     Business Translation Services, Inc.
                         (A Development Stage Company)
                                  Footnotes

Note 1 - History and organization of the company

The Company was organized July 1, 1999 (Date of Inception) under the laws of the State of Nevada. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock.

Note 2 - Summary of significant accounting policies

Accounting policies and procedures have not been determined except as follows:

1.  The Company uses the accrual method of accounting.

2. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. $30,000 has been deposited to a Money Market Account, and is considered a cash equivalent as of June 30, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of June 30, 2000.

5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

6. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

7.  The Company has adopted December 31 as its fiscal year end.

                     Business Translation Services, Inc.
                         (A Development Stage Company)
                                  Footnotes


Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

There is no provision for income taxes for the year ended March 31, 2000, due to the net loss and no state income tax in Nevada.

Note 4 - Stockholders' equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

On July 2, 1999, the Company issued 750,000 shares of its $.001 par value common stock for cash of $1,500. Of the total amount, $750 is considered common stock, and $750 is considered additional paid-in capital.

On January 31, 2000, the Company issued 450,750 shares of its $.001 par value common stock at $0.10 per share, pursuant to a SEC Regulation D, Rule 504 offering, for cash of $45,075. Of the total amount, $451 is considered common stock, and $44,624 is considered additional paid-in capital.

On March 28, 2000, the Company issued 1,000,000 shares of its $.001 par value common stock at $0.10 per share to a Company director for cash of $10,000. Of the total amount, $1,000 is considered common stock, and $9,000 is considered additional paid-in capital.

There have been no other issuances of common or preferred stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Note 6 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company


Note 6 - Related party transactions (continued)

and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                     Business Translation Services, Inc.
                         (A Development Stage Company)
                                  Footnotes


Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Year 2000 issue

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Business Translation Services, Inc. is a developmental stage company.
The Company plans to offer translation services of conventional documents and software written in one language and translated into other language, and to specialize in providing translators for face-to-face meetings.

The Company plans to investigate computer software programs directed toward the development of computer-based machine translation systems. These new powerful information tools will provide the basis for the development of new products. The basic business model is to accelerate technical developments, together with product marketing and sales, to create unique translation products for special niche markets. The Company believes that this strategy will result in positive business results for the Company, although there are no assurances that this strategy will be successful.

The Company plans to distinguish itself as a translation and Localization service provider, generally using contracted human resources and industry-available technology and software tools. The Company intends to pursue a strategy which will enable it to expand its business through identifying companies that fit the Company's consolidation guidelines, and contracting with these companies to provide translating services. The Company has identified individuals who are fluent in the languages of Spanish, Russian and Ukraine. These people will be hired as independent contractors, on a per Assignment basis to translate for the Company.

Additionally, if the Company can become successful it intends to expand its existing translation services and to continue to research and develop advanced translating technologies.

In its initial operating period July 1, 1999 (date of inception) through June 30, 2000, the Company incurred a net loss of $5,435 from operations. On July 27, 1999, the Company issued 750,000 shares of its $.001 par value common stock for cash of $1,500. It has yet to receive any revenues from operations. An original stock offering was made pursuant to Nevada Revised Statues Chapter
90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. Additionally, the Company sold four hundred fifty thousand seven hundred fifty (450,750) shares of its common stock in connection with a public offering at a price of $0.10 per share for $45,075 in cash to approximately 52 shareholders. The offering was closed January 31, 2000. A Form D, was filed with the United States Securities and Exchange Commission on or about February 9, 2000. On March 28, 2000, the Company issued 1,000,000 shares of its $.001 par value common stock at $0.10 per share to a Company director for cash of $10,000. As of June 30, 2000, the Company has two million two hundred thousand seven hundred fifty (2,200,750) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-four (54) shareholders of record, including the company's founder. The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.
It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement.

Going Concern - The Company experienced operating losses for the period ended June 30, 2000. Financial statements have been prepared assuming that the Company will continue to operate as a going concern which is contemplating the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. However, the auditors of the Company have issued a going concern opinion in Note 5 of the Notes to Financial Statements, (June 30, 2000) which states in pertinent part the following, "Without realization of additional capital, it would be unlikely for the Company to continue as a going concern." It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506.

Unclassified Balance Sheet - In accordance with the provisions of SFAS
No. 53, the Company has elected to present an unclassified balance sheet. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of June 30, 2000.

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Results of Operations

As of June 30, 2000, the Company has yet to generate any revenues. During the Second Quarter ended June 30, 2000 the Company incurred a net loss of $3,840, of which the majority of this loss was due to general and administrative expenses. The Company does not expect to generate any revenues over the next approximately to eighteen (18) months. For the Period July 1, 1999 (Inception) through June 30, 2000 the Company experienced a negative cash flow of $5,435.

Plan of Operation

It is the Company's belief that it will not generate any income unless it can identify business and individuals in need of its translating services. This in itself will not guarantee any income. Therefore, the Company can incur losses and negative cash flow over the next twelve (12) to eighteen (18) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations. This is especially the case if the Company cannot attract new customers for its services.

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through June 30, 2000. On July 27, 1999, the Company issued 750,000 shares of its $.001 par value common stock for cash of $1,500. An original stock offering was made pursuant to Nevada Revised Statues
Chapter 90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. Additionally, the Company sold four hundred fifty thousand seven hundred fifty (450,750) shares of its common stock in connection with a public offering at a price of $0.10 per share for $45,075 in cash to approximately 52 shareholders. The offering was closed January 31, 2000. A Form D, was filed with the Securities and Exchange Commission on or about February 9, 2000. On March 28, 2000, the Company Issued 1,000,000 shares of its $.001 par value common stock at $0.10 per share for cash of $10,000. As of May 31, 2000, the Company has two million two hundred thousand seven hundred fifty (2,200,750) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-four (54) shareholders of record, including the company's founder.

The Company currently has two (2) employees, they are: One (1) President and Chief Executive Officer (Dave Benedetti); and one (1) Secretary (Ed DeStefano). In order to implement the aggressive business plan of the Company, management recognizes that some additional staff may be required in the future, once the company becomes profitable.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year. In addition, management believes that its current facilities will remain suitable as the main administrative office and research facilities for the next twenty-four (24) months. The Company does not have any additional facilities, and there are currently no proposed programs for the renovation, improvement or development of the properties currently being leased by the Company.

Market For Company's Common Stock

The Common Stock of the Company is currently not traded on the OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. At this time, management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after market for the Company's securities, but the Company may initiate such discussions in the future following receipt of an effective date for this Registration Statement. Being a start-up company, there is no fiscal history to disclose.

Dividend Policy

The Company has never paid or declared any dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                           PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2000, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Business Translation Services, Inc.
                                 -----------------------------------
                                 (Registrant)

Date:  August 8, 2000

By: /s/ David Benedetti
-----------------------
David Benedetti
Chairman of the Board, President, Chief Executive Officer, and CFO