Form 10QSB
period 2000-09-30
BUSINESS TRANSLATION SERVICES INC
filed 2000-11-09
CIK 1107262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

             For the quarterly period ended September 30, 2000
--------------------------------------------------------------------------------

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

                                                  Yes [ ]  No [ ]

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 2,200,750 issued and outstanding as of September 30, 2000. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of September 30, 2000.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Independent Auditors' Report.........................   5
          Balance Sheet.......................................    6
          Income Statement.        ............................   7
          Statements of Cash Flows............................    8
          Notes to Financial Statements......................  9-11

Item 2.  Management's Discussion and Analysis of Plan
         of Operation.........................................   12

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................   16

Item 2.   Changes in Securities and Use of Proceeds...........   16

Item 3.   Defaults upon Senior Securities.....................   16

Item 4.   Submission of Matters to a Vote
          of Security Holders.................................   16

Item 5.   Other Information....................................  16

Item 6.   Exhibits and Reports on Form 8-K.....................  16

Signatures.....................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

              (Financial Statements Commence on Following Page)

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)


                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------


Board of Directors
Business Translation Service, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Business Translation Service, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2000 and the related statements of operations for the three-month and nine-month periods ended September 30, 2000 and for the period July 1, 1999 (Inception) to September 30, 2000, and statements of cash flows for the nine-month period ending September 30, 2000 and for the period July 1, 1999 (Inception) to September 30, 2000. These financial statements are the responsibility of the Company's management.

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


/s/ G. Brad Beckstead, CPA
--------------------------
    G. Brad Beckstead

November 7, 2000
License #2701
                                     5

                        BUSINESS TRANSLATION SERVICES, INC.
                        (A Development Stage Company)
                               Balance Sheet



BALANCE SHEET
                                     (unaudited)
                                       Sept 30,        March 31,
                                         2000            2000
                                       -------         --------
ASSETS
Current Assets:
Cash                                   $  27,745       $ 54,980
                                       ---------       --------
Total Current                          $  27,745       $ 54,980
                                       ---------       --------

Total Assets                           $  27,745       $ 54,980
                                       =========       ========

Liabilities and Stockholders' Equity

Current liabilities                    $       -      $      -
                                       ---------      --------
   Total liabilities                           -             -
                                       ---------      --------

Stockholders' Equity:
Preferred stock, $0.001 par value,
5,000,000 shares authorized, zero
shares issued and outstanding                  -             -
Common stock, $0.001 par value,
    25,000,000 shares authorized;
    2,200,750 shares issued and
    outstanding at 3/31/00                  2,201         2,201

Additional paid-in capital                 54,374        54,374

Deficit accumulated during
development stage                         (28,830)       (1,595)
                                         --------      --------
Total Stockholders' Equity                 27,745        54,980
                                         --------      --------
Total Liabilities and
    Stockholders' Equity                 $ 27,745      $ 54,980
                                         ========      ========



   The accompanying Notes are an Intregal Part of These Financial Statements.

                      Business Translation Services, Inc.
                        (A Development Stage Company)
                            Statement of Operations
                                (Unaudited)

STATEMENT OF OPERATIONS



                                                                  March 1,
                         Three mos ending       Nine mos ending    1999
                              Sept 30              Sept 30       (Inception)
                           2000        1999     2000     1999    Sept 30, 2000
                         ------------------------------------------------------
Revenue                 $     -   $    675     $     -   $    675   $     775
                        --------  --------     -------   --------   ----------
Expenses:

General and
administrative
expenses                 19,621          -      29,570          -      29,570
                        --------  --------     -------   --------   ----------
                         19,621          -      29,570          -      29,570
                        --------  --------     -------   --------   ----------
Other income:

Interest income             341          -         740          -         740
                        --------  --------     -------   --------   ----------
Total other income          341          -         740          -         740
                        --------  --------     -------   --------   ----------
Net loss               $(19,280)  $      -    $(28,830)         -   $ (28,830)
                       =========  ========    =========  ========   ==========

Weighted average
number of common
shares outstanding    2,200,750          -   2,200,750          -    2,200,750
                      =========   ========   =========   ========    =========

Loss per share        $   (0.01)  $      -   $   (0.01)  $      -    $   (0.01)
                      =========   ========   =========   ========    =========


   The accompanying Notes are an Intregal Part of These Financial Statements.

                         Business Translation Services, Inc.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                  (Unaudited)


STATEMENT OF CASH FLOWS


                                          Nine Months Ending     March 1, 1999
                                          ------------------    (Inception) to
                                         Sept 30,      Sept 30,     Sept 30,
                                          2000          1999          2000
                                         ---------    ---------   -------------
Cash flows from operating activities
Net loss                                 $ (28,830)   $       -   $ (28,830)
Adjustments to reconcile
net income to net
cash used by operating activities                -            -           -
                                         ---------    ---------   ----------
Net cash used by operating activities    $ (28,830)   $       -   $ (28,830)
                                         ---------    ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided (used)
by investing activities                          -            -            -
                                         ---------    ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                    56,575            -      56,575
                                         ---------    ---------   ----------
Net cash provided by
financing activities                        56,575            -      56,575
                                         ---------    ---------   ----------
Net (decrease) increase in cash             27,745            -      27,745
Cash - beginning                                 -            -           -
                                         ---------    ---------   ----------
Cash - ending                            $  27,745    $       -   $  27,745
                                         =========    =========   =========

Supplemental disclosures:

Interest paid                            $      -     $       -   $       -
                                         =========    =========   =========
Income taxes paid                        $      -     $       -   $       -
                                         =========    =========   =========


   The accompanying Notes are an Intregal Part of These Financial Statements.

                      Business Translation Services, Inc.
                        (a Development Stage Company)
                        Notes to Financial Statements


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

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. $27,740 is deposited to a Money Market Account, and is considered a cash equivalent as of September 30, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of September 30, 2000.

5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

6. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

7.  The Company has adopted December 31 as its fiscal year end.

                      Business Translation Services, Inc.
                        (a Development Stage Company)
                        Notes to Financial Statements


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

There is no provision for income taxes for the year ended September 30, 2000, due to the net loss and no state income tax in Nevada.

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

                      Business Translation Services, Inc.
                        (a Development Stage Company)
                        Notes to Financial Statements


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

In its initial operating period July 1, 1999 (date of inception) through Sept 30, 2000, the Company incurred a net loss of $28,830 from operations. On July 27, 1999, the Company issued 750,000 shares of its $.001 par value common stock for cash of $1,500. It has yet to receive any revenues from operations. An original stock offering was made pursuant to Nevada Revised Statues Chapter
90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. Additionally, the Company sold four hundred fifty thousand seven hundred fifty (450,750) shares of its common stock in connection with a public offering at a price of $0.10 per share for $45,075 in cash to approximately 52 shareholders. The offering was closed January 31, 2000. A Form D, was filed with the United States Securities and Exchange Commission on or about February 9, 2000. On March 28, 2000, the Company issued 1,000,000 shares of its $.001 par value common stock at $0.10 per share to a Company director for cash of $10,000. As of September 30, 2000, the Company has two million two hundred thousand seven hundred fifty (2,200,750) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-four (54) shareholders of record, including the company's founder. The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement.

Going Concern - The Company experienced operating losses for the period
Ended September 30, 2000. Financial statements have been prepared assuming that the Company will continue to operate as a going concern which is contemplating the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. However, the auditors of the Company have issued a going concern opinion in Note 5 of the Notes to Financial Statements, (September 30, 2000) which states in pertinent part the following, "Without realization of additional capital, it would be unlikely for the Company to continue as a going concern." It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506.

Unclassified Balance Sheet - In accordance with the provisions of SFAS
No. 53, the Company has elected to present an unclassified balance sheet. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of September 30, 2000.

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Results of Operations

As of September 30, 2000, the Company has yet to generate any revenues. During the Third Quarter ended September 30, 2000 the Company incurred a net loss of $19,280, of which the majority of this loss was due to general and administrative expenses. The Company does not expect to generate any revenues over the next approximately to eighteen (18) months. For the Period July 1, 1999 (Inception) through September 30, 2000 the Company experienced a negative cash flow of $29,570.

Plan of Operation

It is the Company's belief that it will not generate any income unless it can identify businesses and individuals in need of its translating services. This in itself will not guarantee any income. Therefore, the Company can incur losses and negative cash flow over the next twelve (12) to eighteen (18) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations. This is especially the case if the Company cannot attract new customers for its services.

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through September 30, 2000. On July 27, 1999, the Company issued 750,000 shares of its $.001 par value common stock for cash of $1,500. An original stock offering was made pursuant to Nevada Revised Statues
Chapter 90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. Additionally, the Company sold four hundred fifty thousand seven hundred fifty (450,750) shares of its common stock in connection with a public offering at a price of $0.10 per share for $45,075 in cash to approximately 52 shareholders. The offering was closed January 31, 2000. A Form D, was filed with the Securities and Exchange Commission on or about February 9, 2000. On March 28, 2000, the Company Issued 1,000,000 shares of its $.001 par value common stock at $0.10 per share for cash of $10,000. As of May 31, 2000, the Company has two million two hundred thousand seven hundred fifty (2,200,750) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-four (54) shareholders of record, including the company's founder.

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

Market For Company's Common Stock

The Common Stock of the Company is currently not traded on the OTC-Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. During the Quarter, the Company submitted a 15c211 application with a market maker to list its common stock on the NASD OTC-Bulletin Board. The Company is currently in the comment phase with its market marker and NASD.

The Company has received an effective date for its Registration Statement with The U.S. Securities and Exchange Commission. Being a start-up company, there is no fiscal history to disclose.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2000, no matters were submitted to the Company's security holders.

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


                                 Business Translation Services, Inc.
                                 -----------------------------------
                                 (Registrant)

Date:  November 7, 2000
By: /s/ David Benedetti
-----------------------
David Benedetti
Chairman of the Board, President, Chief Executive Officer, and CFO