Form 10KSB
period 2000-12-31
BUSINESS TRANSLATION SERVICES INC
filed 2001-02-28
CIK 1107262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number: 000-30829

                      Business Translation Services, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                              88-0430189
-------------------------------                              --------------
(State or other jurisdiction of                              (IRS Employer
incorporation  or  organization)                             Identification
No.)

                               500 N. Rainbow, Suite 300
                                  Las Vegas, NV  89107
------------------------------------------------------------------------------
                      (Address of principal executive offices)

             (702) 221-1952 (PHONE)         (702) 221-1963(FAX)
------------------------------------------------------------------------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     As of December 31, 2000, the issuer's stock is not trading on any stock exchange.

     As of December 31, 2000, the issuer had 2,200,750 shares of common stock outstanding. As of December 31, 2000, the issuer had no preferred shares outstanding.

     Documents incorporated by reference:  None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................16
    Item 3.  Legal Proceedings.............................................17
    Item 4.  Submission of Matters to a Vote of Security Holders...........17

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......18
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....19
    Item 7.  Financial Statements..........................................21
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................23

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................24
    Item 10. Executive Compensation........................................25
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................26
    Item 12. Certain Relationships and Related Transactions................27
    Item 13. Exhibits and Reports on Form 8-K..............................27

SIGNATURES   ..............................................................29

                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

Business Development, Organization and Acquisition Activities
-------------------------------------------------------------

A.  Business Development, Organization and Acquisition Activities

The Company was organized July 1, 1999, under the name, Pupettown.com, Inc., the name of the Company was subsequently changed to Business Translation Services, Inc. Amended Articles of Incorporation were filed with the Secretary of State of Nevada to change of the name of the Company. The original articles of the Company authorized the issuance of twenty million (20,000,000) shares of Common Stock at par value of $0.001 per share and five million (5,000,000) shares of Preferred Stock at par value of $0.001. Activities to date have been limited primarily to organization, initial capitalization, finding an appropriate operating facility in Las Vegas, NV, and commencing with initial operational plans.

On July 27, 1999, the Company issued 750,000 shares of its $.001 par value common stock for cash of $1,500. Of the total amount, $750 is considered common stock, and $750 is considered additional paid-in capital.

In January, 2000, the Company sold four hundred fifty thousand seven hundred fifty (450,750) shares of its common stock in connection with a public offering at a price of $0.10 per share for $45,075 in cash to approximately
52 shareholders.  The public offering was registered with the Nevada
Securities Division. The Company was issued a permit to sell securities to the public in the State of Nevada (R97-667) from the Nevada Securities Division on October 13, 1999, pursuant to Nevada Revised Statutes Chapter 90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to regulation D, Rule 504, of the Act. The offering was closed January 31, 2000. A Form D, was filed with the Securities and Exchange Commission on or about February 9, 2000.

On March 28, 2000, the Company issued 1,000,000 shares of its $.001 par value common stock at $0.10 per share to a Company director for cash of $10,000. Of the total amount, $1,000 is considered common stock, and $9,000 is considered additional paid-in capital.

There have been no other issuances of common or preferred stock.

Corporate and administration office of the Company is located at 500 N. Rainbow, Suite 300, Las Vegas, Nevada 89107, and its telephone number is
(702) 221-1952.

The auditors of the Company have issued a going concern opinion in Note 5 of the Notes to Financial Statements, (December 31, 2000) which states in pertinent part the following, "Without realization of additional capital, it would be unlikely for the Company to continue as a going concern." It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506.

B. Business of Issuer

1)  Principal Products, Services and Principal Markets.

The Company plans to offer translation services of conventional documents and software written in one language and translated into other language, and to specialize in providing translators for face-to-face meetings. The Company also plans to convert text from one language to another giving careful consideration to the nuisances of translating the meaning of words and ideas from one language to another.

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

The Company plans to distinguish itself as a translation and localization service provider, generally using contracted human resources and industry-available technology and software tools. The Company intends to pursue a strategy which will enable it to expand its business through identifying companies that fit the Company's consolidation guidelines, and contracting with these companies to provide translating services. The Company has identified individuals who are fluent in the languages of Spanish, Russian and Ukraine These people will be hired as independent contractors, on a per assignment basis to translate for the Company.

Additionally, if the Company can become successful it intends to expand its existing translation services and to continue to research and develop advanced translating technologies. There can be no assurances that this will take place.

The Company recognizes that a that the translating industry is a labor intensive process. Management of the Company believes this is necessary in order to translate words which express ideas and concepts from one language to another

(a)  LIMITED OPERATING HISTORY

The Company was first incorporated in the State of Nevada on July 1, 1999, under the name, Pupettown.com, Inc., the name of the Company was subsequently changed to Business Translation Services, Inc. Accordingly, the Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering the competitive translation markets. The Company's annual report must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in who are trying to obtain a presence in a highly competitive market, where the competition has greater resources than Business Translation Services, Inc.

(b)  ANTICIPATED LOSSES FOR THE FORESEEABLE FUTURE

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from its translation services. As of December 31, 2000, the Company had an accumulated deficit of thirty-none thousand two hundred eight ($39,208) dollars. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of sales and marketing, and administration. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

 (c)  THE COMPANY MAY BE RELYING ON A FAULTY MODEL OR MODELS

As stated above, the company's plan to compete with larger and better-financed competitors who have established reputations in the areas of language teaching for business, and translation, is dependent in part on two innovations. 1) is a way of creating translation software that is based on more efficient and business-appropriate mathematical and statistical models rather than academic and linguistic ones; the other, 2), is based on a plan to contract services for a flat fee that will help the client company to plan and focus its translation budget, thus making the Company a preferable option over competitors who charge using the standard measure, which is to bill clients by the word. (See "COMPETITION").

These are based on managements belief not on any provable or demonstrable track record. One or both may prove to be deeply flawed or simply an idea that fails to materialize.

As to the Company's statistical model, even if it works well, it may not sufficiently minimize the time it takes to do basic and usable machine-based translations of complex and unique documents in a variety of languages over a wide range of fields. What works well for a document concerning Spanish pharmaceutical products may prove inadequate to translate one concerning steel production in Ukraine. In other words, there is no guarantee that the Company can with one super software program save sufficient time in replicable ways all over the world to generate translations that won't require their human editors as much time to rework as would have been required to translate them from scratch.

(d)  POSSIBLE FAILURE TO DEVELOP PRODUCT INNOVATIONS QUICKLY ENOUGH

The Company plans to investigate computer software programs directed toward the development of computer-based machine translation systems. These powerful new information tools will provide the basis for the development of new products. The basic business model is to accelerate technical developments, together with product marketing and sales, to create unique translation products for special niche markets.

This plan is based on the Company's ability to develop the new translation software products referred to in a way timely enough to take solid competitive advantage of the current state of the industry. The Company, may nor may Not be successful, and its business, or some of the other competitors who are attempting to do the same thing may do so before the Company can capture the market.


(e)  COMPETITION

The competition currently striving to outdo each other for translation contracts in the former Soviet Union and Latin America is fierce, and as previously acknowledged are better-funded, already established, and known to the client base in these countries. The Company is not recognized in the translating community as compared to the larger competitors.

Moreover the regions in which where the Company plans to focus its initial operations are in highly volatile areas geo-politically. The Company's lack of expertise in the Ukrainian language and in the language groups of the former Soviet Union is a case in point as that area of the world is one filled with uncertainty, recent terrorist activities, the war in Chechnya, and strong nationalist elements of both right and left who consider both Americans and capitalism to be alien forces could all result in making it impossible to carry out a normal and successful business.

Similarly, with Spanish language translation, the Company must take into account the volatility and instability of Mexico and of Latin and South America. The crisis of confidence in the Mexican government and unpaid loans to the IMF and World Bank that affect the amount of tax monies available to feed its people, and the situations in Columbia and Peru are destabilizing factors that could jeopardize the creation of a climate in which normal and profitable business activities can thrive.

(f) POTENTIAL FLUCTUATIONS IN OPERATING RESULTS; QUARTERLY FLUCTUATIONS

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's
control. See "--Limited Operating History."   As a strategic response to
changes in the competitive environment, the Company may from time to time make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

There can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. In addition to selling its brands, it is the Company's strategy is to identify corporate customers who are not satisfied with their current translation arrangements. There can be no assurance that the Company will receive any material amount of revenue under these agreements in the future. The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations.

(g) FAILURE TO CONVINCE POTENTIAL CLIENTS OF THE VALUE OF OUTSOURCING AN INDEPENDENT TRANSLATION SERVICE

As stated above (See "Business"), many companies operating in the Global marketplace currently employ in-house translators who are trained not only in languages but also in the specialized vocabularies and modes of discourse of the industry in which the company does business. These companies tend to believe that it is more cost-effective for them in the long run to hire and train in-house translators in order to take into account these factors.
The company's success will depend on being able to overcome this set of objections to our becoming the translation arm of such companies.
Despite the Company's belief that they will be able to provide such services effectively and profitably to companies who require translation services, it is possible that the Company will not be able to overcome this strongly-held belief. It is possible that they may overcome the objection in some companies, but not in enough to make their global business work. It is possible that even some companies who would consider their services will be hesitant to part with translator already familiar with their businesses and ways of operating.

(h) POTENTIAL UNWORKABILITY OF REVIEWING COMPUTER-TRANSLATED TEXTS BY NATIVE SPEAKERS

Native-speaking people will be required to go over Manuscripts translated by the software programs in order to make sure that literal translations and mechanical misunderstandings have not marred the finished product. Despite the Company's belief that this process will be shorter and more cost-effective than creating translations from scratch, it may be that this belief will prove to be erroneous. It may be that the process of correcting such a document or manuscript will be laborious and time-consuming and will require too many man-hours to do well, which would undercut the Company's ability to make a profit and to bid competitively.

(i)  POSSIBLE FAILURE TO DEVELOP PRODUCT INNOVATIONS QUICKLY ENOUGH

The Company plans to investigate computer software programs directed toward the development of computer-based machine translation systems. These powerful new information tools will provide the basis for the development of new products. The basic business model is to accelerate technical developments, together with product marketing and sales, to create unique translation products for special niche markets.

This plan is based on the Company's ability to develop the new translation software products referred to in a way timely enough to take solid competitive advantage of the current state of the industry. The Company, may nor may Not be successful, and its business, or some of the other competitors who are attempting to do the same thing may do so before the Company can capture the market.

(j)  RISKS ASSOCIATED WITH ACQUISITIONS

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

(k) POSSIBLE LIABILITY FOR SERVICE PROVIDED.

There is no guarantee that the level of coverage secured by the Company will be adequate to protect it from risks associated with claims that exceed the level of coverage maintained. As a result of the Company's limited operations to date, no threatened or actual claims have been made upon the Company for service liability.

(l)  RISKS IN PRICING STRATEGIES

The flat-fee plan may result in serious losses if, in the bidding phase, it is not cost-estimated with real clarity about how long and how much will be required to do the job at hand. Low bids could prove costly or even disastrous if sufficient care and business sense are not used when the original fee is contracted. And there is of course no guarantee that a flat fee alone will draw clients away from larger and more established and well-known firms.

(m) REVENUES DERIVED FROM INTERNATIONAL OPERATIONS, AND A DOWNTURN IN INTERNATIONAL COMMERCE, COULD SEVERELY IMPACT RESULTS OF OPERATIONS.

A portion of the Company's business could be conducted outside the United States. International trade is influenced by many factors, including economic and political conditions, employment issues, currency fluctuations and laws relating to tariffs, trade restrictions, foreign investments and taxation. As a result, the Company's operations are subject to various risks such as loss of revenue due to the instability of foreign economies, currency fluctuations and devaluations, adverse tax policies and governmental activities that may limit or disrupt markets, restrict payments or the movement of funds or result in the deprivation of contract rights. Moreover, many of the countries where the Company plans to operate have legal systems that differ from that of the United States and may provide substantially less protection for foreign investors. A reduction in the level of international trade, material restrictions on trade or a downturn in the economies of countries in which the Company plan to operate could have an adverse effect on the results of the Company's operations.

2)  THE TRANSLATION MARKET

The translation  market breaks down into two broad categories, they are:
"retail" and "professional/technical." The retail translation segment includes a variety of applications such as general business correspondence, consumer product marketing, newspapers, magazines, literary works, chat room conversations, TV shows, news programs, personal letters and similar forms of commercial and interpersonal communications.

The professional/technical translation market includes all types of business products and services as well as government publications requiring translation. Virtually all businesses which export products or services require that their products be tailored to the local target market or country.

The Company plans to devote most of its resources to competing in the professional/technical market.

The demands of the professional/technical market on translators are substantially greater than those in the retail translation market. Not only is native fluency in the target language required, but knowledge of the terms and vocabulary of the particular business is also required. Translators must also be language competent in the source language to understand the sophisticated concepts of the products. Businesses often hire bilingual or multilingual persons as translators and teach these translators the details of their products or services, rather than depend upon an outside translation company with language skills but no product knowledge.

As the world becomes more assessable through air travel and the internet, the demand for language translation is growing at 25 - 30% per year, according to one industry report. Among the fastest growing translation markets are (i) Eastern Europe, including the countries comprising the former USSR, due to the multiple language needs in those countries and (ii) the Asia/Pacific region due to their emerging markets which appeal to global businesses. (iii) the
Latin America market, as it continues to grow in population and economic
Development.   Computer-aided language translation is an emerging trend.
Management estimates that machine translation systems currently represent sales of approximately one percent of the total market potential exceeding $10 billion annually.

3) CURRENT SERVICES AND PRODUCTS

The Company plans to specialize in managing and producing high volume, technical translations for face-to-face business meetings, and translating business materials. The Company plans to provide a full range of translation and localization services to international customers as well as customers preparing to engage in international commerce. The Company plans to translate product materials and help customers localize products and services for the global marketplace. The Company plans to provide services that are customized to the customer's requirements.

The primary products and services the Company currently provides are as follows:

    1.   Multilingual Localization and Translation, including

         o    Face-to-Face Translating Service for Business Meetings.
         o    Product management to translate business materials.
         o    Coordination of in-country review of translated materials.
         o    Production of translated materials.
         o    Multimedia localization and production

   2.    Internationalization and Development Consulting

   3.    Facilities Management and Resource On-Site Placement
         Services of native translators.

Historically, the process of multilingual localization has been highly labor intensive. Much of the hands-on work has been done principally by independent translators and editors retained by the Company, as well as Company employees. Various computer-assisted translation tools have been employed to reduce costs and to enhance consistency. The Company plans to utilize these software applications for extracting and storing data, to preserve formatting during the translation process, for dictionaries, for presentation of text and use of previous translation. The Company recognizes, that once these materials have been translated by a software program, they need to be individually reviewed and edited by native speakers of the language to ensure the proper translations of concepts and ideas, and not just literal translations of the words themselves. In this regard, the Company's translation memory capabilities have depended upon the storage of and access to previously translated material in computer usable form.

The Company's ability to take advantage of translation software memory depends on the stability of customers, types of products, material to be translated and customer requirements. If variables negatively affect any of the foregoing factors, such as occurs with first-time customers or when translating materials in new topics, the translating task becomes very costly and labor intensive.

Management believes that tracking and costing procedures will be an integral part of producing its specialized services. The Company plans to place a strong emphasis on what it believes to be efficient processes, and management believes that centralized project management is necessary to efficiency of each job. Certain core functions such as editing, proofreading, desktop publishing and client coordination are part of central project management. In preparing work for translation from one language to another a project editor may identify problems or issues which are relevant across the entire project. The Company believes that central control of the process is the best way to handle certain situations, such as the identification of software bugs.

The Company plans to provide a range of communications facilities by utilizing its own internal systems. Files are prepared for translation by the Company's contract technical staff and are distributed electronically to translators either locally or in the applicable country. The Company plans to hire independent contract translators who are native speaking professionals in the target language, and are required to know the subject matter of the area in which they translate. In addition, a project must have technically knowledgeable staff in the source language, preferably a specialist in that area. Translated versions are returned to the Company for technical review, proofing and compilation if software is involved. The target language versions are then distributed to appropriate client locations, which may be multiple locations or a central site. It is the Company's goal to considers itself an extension of the client's documentation and software development departments

The Company realizes that many of its customers do not possess all the expertise needed to manage the localization process. The Company, therefore, has created expanded services including management consulting and on-site management. Systems development and consulting services also include product planning and redesign for local markets. The Company understands the changes in technology, that taking a product to a global market can be a difficult proposition. In order to offset the technical difficulties for its customers, the Company plans to take an active role in the development and modifications of its customers' products to support local specifications and character encoding for different regions of the world. These services allow the Company to manage the localization while simultaneously allowing the customer to manage their product. Therefore, costs are reduced while quality is maintained.

4)  CUSTOMERS

The Company plans to provides translation and localization services to a targeted audience and industry sectors, with an emphasis on face-to-face translating services for the Spanish and Ukraine markets. The Company's target markets include nearly all professional technical and industrial applications such as financial, medical, legal, trade publications, automotive, software, technical abstracts, equipment and instrumental manuals.

Management plans to target its services towards the Spanish and Ukraine markets. The Company believes that Chinese will also become more significant in the future; however, it has no near terms plans to target its efforts at the Chinese market.

5)  TECHNOLOGY APPLICATIONS

Management of the Company has followed the progress of machine translation over the years. After review and consideration, the Company concluded that to the best of its knowledge no one system exists that meets its standards of accuracy, efficiency and effectiveness. It is for this reason, management believes a software program can only translate words literally, and in most cases the meaning and context of the translation is lost. For example, a literal translation of a person who is "high spirited" into the Russian language would literally translate as "tall Vodka." In the Spanish language the literal translation of a person who has "no pelos en la lengua," would literally translate to a person who has "no hairs on his tongue." This does not mean anything until it is translated to the meaning that the person, "talks so much that his tongue never rests."

Therefore, the Company needs to develop its responses to common problems in the localization process. The goal for the design of computer systems and machine tools is to enhance and expedite the manual translation process. In general, it becomes more efficient to edit translated materials into the proper context, than to translate the materials from word one. The currently available translating software tools and systems do not address some of the problems involved in the translation/localization of a text from a source language to a target language by dealing with the following ambiguities:

o    Lexical ambiguity--multiple meanings (polysemy) of the same words.

o Structural ambiguity--language that is vague, unclear and or uncertain in meaning.

o Contextual ambiguity--words can acquire idiosyncratic meaning within specific context; these meanings do not relate to the normal senses of the words as normally used.

The Company remains committed find the best available translating software to minimize the necessary editing. This is critical to the Company when it is hired to translate target applications for information technology and telecommunications which include products such as software with technical/operating manuals, software help, and software documentation.

6)  COMPETITION

The worldwide translation market is estimated by OVUM, a market research company specializing in this area and by LISA (Localization Industrial Standards Association) to be approximately $20 billion annually. Both firms estimate annual growth rates at 25%-30%, due to the globalization of commerce which requires the localizing of a product or service to a particular country. An unknown percentage of language translation is performed "in house", that is, by medium and large sized multinationals with product offerings in 10-20 languages. Companies as diverse as Caterpillar, Boeing, Oracle, IBM, Bloomberg, and XEROX have in-house translation staffs for certain languages. Companies that perform translation as a business tend to be small firms with revenues of $300,000 to $700,000. The Company estimates that 95% of the 3000+ U.S.-based translation agencies have revenues of less than $1.5 million.

As translation/localization contracts become larger, Company management believes that large corporate customers will continue to migrate to the solution-based models offered by large capacity service providers. While the Company's competitors can currently be divided into two main subcategories, traditional translation companies and machine translation and/or solution-based companies offering large capacity machine translation products and/or solution-based models, Company management believes that within a relatively short period of time the Company will be competing primarily with companies in the second subcategory.

Management believes that the common structural flaw of competitors' machine translation systems is their reliance upon software driven by linguistic rules, which are rules developed by academic linguists to address grammar, syntax, lexical usage, context, sentence structure and the like. The Company's solution to the problem is fundamentally different and simpler than the rule based systems. The Company's approach relies upon mathematical and statistical evaluations of dual language texts in particular topics. By statistically analyzing substantial amounts of legacy text in two languages, patterns of word matches, as well as phrase and sentence matches become apparent and remembered in such a way to allow the translation of newly inputted text with a target accuracy of 90% + correct.

Competition in the translating industry is dominated by approximately 3,000 small to mid size companies. These companies charge on average 12 cents to 15 cents per word for the translation of written documents. The Company will be competing with these competitive companies for the same customer base. Therefore, the Company plan to focus on providing translating services to business who need face-to-face "live" translators at there business meetings

The Company plans to differentiate itself from its competitors not only in its face-to-face approach but also in its marketing strategy . The Company's strategy is to develop specific niche translation products for Spanish and Ukraine markets, and target, financial, pharmaceutical and environmental in which the customer pays a flat fee-for-service, competitive bid model, so that they can manage their translating budgets accordingly. The Company is setting product priorities based upon the best combination of development time and profitability.

It is management's point of view that many more companies outside the U.S. perform translation since the non-US market is substantially larger than the U.S. market. The same fragmented market structure of thousands of small firms prevails overseas. Worldwide, fewer than 10 companies have annual translation revenues of over $50 million.

The Company's principal competitors in traditional language translation include Berlitz, Lernout & Hauspie, N.V., Bowne Translation Division, Alpnet, Lionbridge and XEROX Lingua. In machine translation, the Company's principal competitors include Logos, Systran, Transparent Language Inc., and the Language Technologies division of Lernout & Hauspie. All of these competitors have substantially greater financial resources, more extensive experience, and better established research and development, marketing and servicing capabilities than the Company.

Company management believes that competition in the machine translation market is based primarily upon accuracy, functionality, ease-of-use, versatility and price. The Company's performance will depend on its ability to innovate, as well as maintain and solicit quality people in technical, sales and management positions.


7)  Raw Materials and Suppliers

The Company is a service business, and thus does not use any raw materials or have any principal suppliers of raw materials.

8) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts
The Company regards substantial elements of its future Web site and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

9) Regulation -- Government Regulation.

The Company plans on obtaining all required federal and state permits, licenses. Therefore, the company will adhere to all government regulations and ensure that its in compliance with government regulations.

It is the Company's responsibility to ensure all regulations are followed for the various federal, state and locals laws that would affect the Company's business. The Company is also subject to laws and regulation with respect to minimum wage, overtime and other working conditions, discriminatory practices and accommodations of persons with disabilities. There can be no assurance that the Company's operations and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.

10)  Impact of Environmental Laws

The Company is not aware of any federal, state or local environmental laws which would effect is operations.

11)  EMPLOYEES

The Company currently has two (2) employees, they are: One (1) President and Chief Executive Officer (Dave Benedetti); and one (1) Secretary (Ed DeStefano). In order to implement the aggressive business plan of the Company, management recognizes that some additional staff may be required in the future, once the company becomes profitable.

The Company's plans to hire independent contractors' as translators. This would include native-speaking professionals in the target language, who are required to know the subject matter of the area in which they translate. In addition, a project must have technically knowledgeable person in the source language, preferably a specialist in that area.

Management does not believe that machine translation software can adequately translate written materials; therefore, the Company will need qualified individuals as quality-control personnel and as translators of subject areas that have not been mechanized. The Company expects that the available pool of qualified translators will not grow as rapidly as the growth in the translation and localization market as a whole. The Company does not have a plan to address the issue of the shortage of personnel to translate materials.

It is also important to note that the Company anticipates that it will not generate any income unless it can identify business and individuals in need of its translating services. This in itself will not guarantee any income. Therefore, the Company can incur losses and negative cash flow over the next twelve (12) to eighteen (18) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations. This is especially the case if the Company cannot attract new customers for its services.

12) Present Licensing Status

None -- Not Applicable.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate headquarters are located at 500 N. Rainbow, Suite 300, as Vegas, NV 89107. The Company is renting these offices on a month-to-month basis.

Management believes that this is currently suitable as the main administrative office and research facilities for the next twenty-four
(24) months. The Company does not have any additional facilities, and there are currently no proposed programs for the renovation, improvement or development of the properties currently being leased by the Company.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Business Translations Services, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against Business Translations Services, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The only matter submitted to a vote of security holders during the fiscal year ended December 31, 2000 was the election of the Board of Directors and ratification of the Company's Certified Public Accountant.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

As of December 31, 2000, the common stock of the Company was not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. On February 5, 2001, the Company did receive clearance for quotation listing on the NASDAQ OTC Bulletin Board under the trading symbol "BTSV."

(a) There is currently no common stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(ii) Holders
------------

The approximate number of holders of record of common stock as of December 31, 1999 was approximately fifty-four (54).

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

On July 27, 1999, the Company issued 750,000 shares of its $.001 par value common stock for cash of $1,500. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. Additionally, the Company sold four hundred fifty thousand seven hundred fifty (450,750) shares of its common stock in connection with a public offering at a price of $0.10 per share for $45,075 in cash to approximately 52 shareholders. The offering was closed January 31, 2000. A Form D, was filed with the Securities and Exchange Commission on or about February 9, 2000.
On March 28, 2000, the Company issued 1,000,000 shares of its $.001 par value common stock at $0.10 per share for cash of $10,000. As of December 31, 2000, the Company has two million two hundred thousand seven hundred fifty (2,200,750) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-four (54) shareholders of record, including the company's founder.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

1) In its initial operating period July 1, 1999 (date of inception) through December 31, 2000, the Company incurred a net loss of $39,208 from operations. On July 27, 1999, the Company issued 750,000 shares of its $.001 par value common stock for cash of $1,500. It has yet to receive any revenues from operations. An original stock offering was made pursuant to Nevada Revised Statues Chapter 90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. Additionally, the Company sold four hundred fifty thousand seven hundred fifty (450,750) shares of its common stock in connection with a public offering at a price of $0.10
per share for $45,075 in cash to approximately 52 shareholders.   The offering
was closed January 31, 2000. A Form D, was filed with the Securities and Exchange Commission on or about February 9, 2000. On March 28, 2000, the Company issued 1,000,000 shares of its $.001 par value common stock at $0.10 per share to a Company director for cash of $10,000. As of December 31, 2000, the Company has two million two hundred thousand seven hundred fifty (2,200,750) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-four (54) shareholders of record, including the company's founder. The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation
"D" Rule 505 or 506 or a private placement.

Business Translation Services, Inc. is a developmental stage company. The Company plans to offer translation services of conventional documents and software written in one language and translated into other language, and to specialize in providing translators for face-to-face meetings.

(2) No engineering, management or similar report has been prepared or provided for external use by the Company in connection with the offer of its securities to the public.

(3) Management believes that the Company's future revenues and success will be entirely dependent of its ability to develop a customer based, and build awareness for its services in the translation industry.

(4) Management does not anticipate any significant changes in the number of its employees over the next approximately twelve (12) months.

(ii) Results of Operations
--------------------------

As of December 31, 2000, the Company has yet to generate any revenues. During the year ended December 31, 2000 the Company incurred a net loss of $38,298, of which the majority of this loss was due to general and administrative expenses. The Company does not expect to generate any revenues over the next approximately to eighteen (18) months. For the Period July 1,1999 (Inception) through December 31, 2000 the Company experienced a loss of $39,208.

 (iii) Liquidity and Capital Resources
-------------------------------------

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through December 31, 2000. On July 27, 1999, the Company issued 750,000 shares of its $.001 par value common stock for cash of $1,500. An original stock offering was made pursuant to Nevada Revised Statues
Chapter 90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. Additionally, the Company sold four hundred fifty thousand seven hundred fifty (450,750) shares of its common stock in connection with a public offering at a price of $0.10 per share for $45,075 in cash to approximately 52 shareholders. The offering was closed January 31, 2000. A Form D, was filed with the Securities and Exchange Commission on or about February 9, 2000. On March 28, 2000, the Company issued 1,000,000 shares of its $.001 par value common stock at $0.10 per share for cash of $10,000. As of December 31, 2000, the Company has two million two hundred thousand seven hundred fifty (2,200,750) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-four (54) shareholders of record, including the company's founder.

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

ITEM 7.  FINANCIAL STATEMENTS.


                     Business Translation Services, Inc.
                        (A Development Stage Company)

                                Balance Sheet
                                   as of
                       December 31, 2000 and 1999

                                     and

                            Statements of Income,
                          Stockholders' Equity, and
                                  Cash Flows
                                for the period
                    July 1, 1999 (Date of Inception) to
                              December 31, 2000

                              TABLE OF CONTENTS



                                                                  PAGE

Independent Auditor's Report                                       F-1

Balance Sheet                                                      F-2

Income Statement                                                   F-3

Statement of Stockholders' Equity                                  F-4

Statement of Cash Flows                                            F-5

Footnotes                                                          F-6-7


              See accompanying notes to financial statements.

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)

                           INDEPENDENT AUDITOR'S REPORT


Board of Directors                                       February 21, 2001
Business Translation Services, Inc.
Las Vegas, NV

I have audited the Balance Sheet of Business Translation Services, Inc. (the "Company") (A Development Stage Company), as of December 31, 2000 and 1999, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period July 1, 1999 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Business Translation Services, Inc., (A Development Stage Company), as of December 31, 2000 and 1999, and its results of operations and cash flows for the period July 1, 1999 (Date of Inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ G. Brad Beckstead
---------------------

                     Business Translation Services, Inc.
                          (a Development Stage Company)

                                  Balance Sheet


BALANCE SHEET

                                                         December 31,
                                                 ----------------------------
                                                     2000           1999
                                                 ------------    ------------
Assets
Current assets:
  Cash                                           $17,367          $   590
                                                  ------           ------
     Total current assets                         17,367              590
                                                  ------           ------
Total Assets                                     $17,367              590
                                                 =======          =======

Liabilities and Stockholders' Equity

Current liabilities                              $     -          $     -

Preferred stock, $0.001 par value,
     5,000,000 shares authorized; zero
     shares issued and outstanding

Common stock, $0.001 par value,
   20,000,000 shares authorized;
   2,200,750 shares issued and
   outstanding                                     2,201              750

Additional paid-in capital                        54,374              750

Deficit accumulated during development stage     (39,208)            (910)
                                                  ------          -------
      Total Stockholders' Equity                  17,367              590
                                                  ------          -------
Total Liabilities and Stockholders' Equity       $17,367          $   590
                                                 =======          =======



The accompanying notes are an Intregal Part of These Financial Statements.

                     Business Translation Services, Inc.
                       (a Development Stage Company)

                           Statement of Operations


STATEMENT OF OPERATIONS

                                                            July 1, 1999
                                         December 31       (Inception) to
                                    ---------------------    December 31
                                       2000        1999          2000
                                    ---------    --------   -------------
Revenue                             $     -      $       -    $       -
                                    -------      ---------    ---------
Expenses:
  General administrative expenses     39,281           910       40,191
                                    -------      ---------    ---------
    Total expenses                    39,281           910       40,191

Other income:

  Interest income                        983             -          983
                                     -------      --------    ---------
    Total other income                   983             -          983
                                     -------      --------    ---------
Net loss                            $(38,298)     $(  910)    $ (39,208)
                                    =========     ========    ==========

Weighted average number of
common shares outstanding          2,220,750        750,000    2,200,750
                                    =========     =========    =========
Loss per share                      $  (.02)       $     -     $  (0.02)
                                    =========     =========    =========

The accompanying notes are an Intregal Part of These Financial Statements.

                     Business Translation Services, Inc.
                         (a Development Stage Company)

                 Statement of Changes in Stockholders' Equity
            July 1, 1999 (Date of Inception) to December 31, 2000


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Deficit
                                                     Accumulated
                      Common Stock    Additional     During       Total
                                      paid-in        Development Stockholder's
                      Shares  Amount  capital        Stage        Equity
                  ------------------------------------------------------------

July 1999
  Founders shares
  issued for
  cash                 750,000   $  750   $  750       $             $ 1,500

Net loss,
  July 1, 1999
  (inception) to
  Dec 31, 1999                                            (910)         (910)
                  -----------------------------------------------------------
Balance as
  of December 31,
  1999                  750,000      750     750          (910)         (910)

January 2000
  Issued for cash
  pursuant to
  Rule 504
  offering               450,750     451  44,625                      45,075

March 2000
  Issued for cash
  pursuant to
  Rule 504
  offering             1,000,000    1,000  9,000                      10,000

Net loss
  For the year
  ended Dec. 31,
  2000                                                 (38,298)      (38,298)
                  -----------------------------------------------------------

Balance as of
  Dec. 31, 2000   2,200,750  $  2,201  $ 54,374       $(39,208)    $  17,367
                  ===========================================================


The accompanying notes are an Intregal Part of These Financial Statements.

                     Business Translation Services, Inc.
                         (a Development Stage Company)

                             Statement of Cash Flows


STATEMENT OF CASH FLOWS


                                                            July 1, 1999
                                         December 31       (Inception) to
                                    ---------------------   December 31
                                       2000        1999          2000
                                    ---------    --------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                            $   (38,298) $     (910)  $  (39,208)
Adjustments to reconcile net income
   to net cash used by operating
   activities:                                -           -             -
                                    -----------    ---------   ----------
Net cash used by operating
   activities                          (38,298) $      (910)  $  (39,208)
                                    -----------    ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided (used) by                  -             -            -
investing activities:               -----------     ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock             55,075         1,500       56,575
                                    -----------    ---------   -----------
Net cash provided by
   financing activities                 55,075         1,500       56,575
                                    -----------    ---------   -----------

Net (decrease) increase in cash         16,777           590       17,367
                                    -----------    ---------   -----------
Cash - beginning                           590             -            -
                                    -----------    ---------   -----------
Cash - ending                        $  17,367     $     590    $  17,367
                                    ==========     =========    =========

Supplemental disclosures

   Interest paid                     $       -     $       -    $       -
                                     =========     =========    =========
   Income taxes paid                 $       -     $       -    $       -
                                     =========     =========    =========


The accompanying notes are an Intregal Part of These Financial Statements

                     Business Translation Services, Inc.
                         (a Development Stage Company)
                                    Notes


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

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. $17,333 is deposited to a Money Market Account, and is considered a cash equivalent as of December 31, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of December 31, 2000.

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

                     Business Translation Services, Inc.
                         (a Development Stage Company)
                                    Notes



expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

There is no provision for income taxes for the year ended December 31, 2000, due to the net loss and no state income tax in Nevada.

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

-------------------------------------------------------------------------------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has no disagreements with Accountants on Accounting and Financial Disclosures, as the Company has engaged the same accountant since its inception.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of Business Translations Services, Inc.:


  Name       Age              Position
----------  ---- -----------------------------------------------------------
David Benedetti  46    President, Chief Executive Officer, Chief Financial
                       Officer and Director

Ed DeStefano     65    Secretary and Director


Work Experience

David Benedetti, President, CEO, CFO
------------------------------------

The company is managed and led by David Benedetti, who has been an educator for a number of years. His work history is as follows:

2000-Present, President, Business Translation Services, Inc.
1996-Present, Educator, Gilbert School District, Gilbert, Arizona
1995-1996, Educator, Apache Junction School District, Apache Junction, AZ. 1994-1995, Educator, Jordon School District, Sandy, Utah
1990-1994, Manager, Ocean Pool Service, Scottsdale, AZ
1984-1990, Consulting Executive placement, McCormick Group, Scottsdale, AZ. 1976-1984, Assembly Line, General Motors Corporation, Lockport, NY.

Education:   Lockport Senior High, Lockport, NY (1974)
             Arizona State University, BAE Degree (1992)

Ed DeStefano, Corporate Secretary
---------------------------------
2000-Present, Corporate Secretary for Business Translation Services, Inc. 1999-Present, President, Wireless Wizard, Las Vegas, Nevada
1999-Present, Loan Representative, First Mortgage Corporation, Diamond Bar,
              California
1995-1998, General Manager, All State Cellular, San Diego, California 1989-1994, Owner, Wholesale Cellular Distributorship, Gardinia, California. 1984-1988, General Manager, Taft Electric, Telephone Communications, Ventura,
           California
1979-1983, General Sales Manager, AL Piano Datson, Westlake, California. 1965-1978, Owner, Town and County Provisions, Wholesale
1958-1965, Supervisor, Julian Freich, Wholesaler Meat, Long Island City, NY.
           Meat Distributor, Mineola, Long Island, NY.
1956-1957, Sales of Bread and Cake, Dugan Brothers, Flushing, NY.
1954-1955, U.S. Army, United States of America.
1952-1953, Intern, Gibbs & Cox, Manhattan, NY (Ship Builders).

Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. Business Translation Services, Inc. does not currently pay compensation to directors for services in that capacity.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of Business Translation Services, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Business Translation Services, Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.


Compensation of Executive Officers:

                                  Annual
Name              Title           Salary          Bonus    Common Stock
--------------------------------------------------------------------------
David Benedetti   President/CEO   $6,000          None     None
Ed DeStefano      Sec/Director    None            None     None

All Executive Officers as a Group (2 persons)

Due to the development stage nature of the Company, the Company's lack of revenues, and the Company's limited financial resources, the Company is paying its President a minimal salary. The Corporate Secretary has agreed not to take any salary until the Company becomes profitable. Additionally, there are no preliminary agreements or understandings with respect to payments to officers and directors in the future.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning stock ownership of
(i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five percent (5%) of the Common Stock.


                                                        Amount
Title    Name and Address                               of shares   Percent
of       of Beneficial                      Date        held by     of
Class    Owner of Shares     Position       Purchased   Owner       Class
------   ----------------    ---------       ---------  -------     -------
Common   David Benedetti(1)  Chairman/CEO   01/31/00        7,500    0.003%
Common   Ed DeStefano(2)     Secretary      07/27/99      650,000   29.53%
Common   Angela Arnone(3)    None           03/28/00    1,000,000   45.43%
--------------------------------------------------------------------------
Directors & Officers                                    1,657,500   74.96%
and Directors as a Group (2 Persons)


(1) c/o Business Translation Services, Inc., 7149 E. Navarro Avenue, Mesa, AZ 85208.
(2)  195 W. Central Avenue, #236, Brea, California  92621.

(3)  9604 Royal Lamb Drive, Las Vegas, Nevada  89145.

B.  Persons Sharing Ownership of Control of Shares

    No person other than Ed DeStefano and Angela Arnone own or shares the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

E.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of G. Brad Beckstead, CPA, Certified Public Accountant, to perform audited financials for the Company. Mr. Beckstead owns no stock in the Company. The company has no formal contracts with its accountant, he is paid on a fee for service basis.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  ----------------------------------------------------------------------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1  Articles of Incorporation of the Company filed July 1, 1999 (1)
  3.2 Certificate of Amendment to Articles of Incorporation filed July 26, 1999 (1)
  3.3  By-Laws of the Company adopted July 28, 1999 (1)


(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

  4.1    Sample of Stock Certificate (1)

(10)     Material Contracts

  10.1   Employment Agreement with: David Benedetti  (1)


(23)     CONSENT OF EXPERTS AND COUNSEL

  23.1  Letter of Consent from G. Brad Beckstead, CPA (1)
  22.2  Letter of Consent from G. Brad Beckstead, CPA (2)

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule (1)
  27.2   Financial Data Schedule (2)
----------------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on June 19, 2000, and incorporated herein by reference.

(2)  Filed in this report.

(b)  REPORTS ON FORM 8-K

Business Translations Services, Inc. did not file any reports on Form 8-K during the fiscal year ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 27, 2000                Business Translations Services, Inc.

                                        By: /s/ David Benedetti
                                        -----------------------
                                        David Benedetti
                                        Chairman of the Board, President,
                                        Chief Executive Officer, and CFO


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 27, 2000                Business Translations Services, Inc.

                                        By: /s/ Ed DeStefano
                                        -----------------------
                                        Ed DeStefano
                                        Corporate Secretary