Form 10QSB
period 2001-03-31
BUSINESS TRANSLATION SERVICES INC
filed 2001-04-30
CIK 1107262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

             For the quarterly period ended March 31, 2001
--------------------------------------------------------------------------------

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

                                                  Yes [ ]  No [ ]

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 2,200,750 issued and outstanding as of March 31, 2001. Preferred
Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of March 31, 2001.

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

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant

                                                  330 E. Warm Springs
                                                 Las Vegas, NV  89119
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------



Board of Directors
Business Translation Service, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Business Translation Services, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000 and for the period July 1, 1999 (Inception) to March 31, 2001, and statements of cash flows for the three-month period ending March 31, 2001 and 2000 and for the period July 1, 1999 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

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

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Business Translation Services, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated February 21, 2001, I expressed an unqualified opinion on those financial statements.

/s/ G. Brad Beckstead
---------------------

April 25, 2001

                        BUSINESS TRANSLATION SERVICES, INC.
                          (A Development Stage Company)
                                 Balance Sheet



BALANCE SHEET
                                     (unaudited)
                                       March 31,       December 31,
                                         2001            2000
                                       -------         --------
ASSETS
Current Assets:
Cash                                   $   4,183       $ 17,367
                                       ---------       --------
Total Current                          $   4,183       $ 17,367
                                       ---------       --------

Total Assets                           $   4,183       $ 17,367
                                       =========       ========

Liabilities and Stockholders' Equity

Current liabilities                    $       -      $      -
                                       ---------      --------
   Total liabilities                           -             -
                                       ---------      --------

Stockholders' Equity:

Preferred stock, $0.001 par value,
5,000,000 shares authorized, zero
shares issued and outstanding                  -             -

Common stock, $0.001 par value,
    20,000,000 shares authorized;
    2,200,750 shares issued and
    outstanding at 3/31/00                 2,201         2,201

Additional paid-in capital                54,374        54,374

Deficit accumulated during
development stage                        (52,392)      (39,208)
                                        --------      --------
Total Stockholders' Equity                 4,183        39,208
                                        --------      --------
Total Liabilities and
    Stockholders' Equity                $  4,183      $ 17,367
                                        ========      ========



The accompanying Notes are an Intregal Part of These Financial Statements.

                      Business Translation Services, Inc.
                        (A Development Stage Company)
                            Statement of Operations
                                (unaudited)
        For the Three Months Ending March 31, 2001 and 2000
      and For the Period July 1, 1999 (Inception) to March 31, 2001



STATEMENT OF OPERATIONS


                                          Three Months Ending    July 1, 1999
                                                March 31,       (Inception) to
                                         --------------------      March 31,
                                          2001          2000          2001
                                         ---------    ---------   ------------
Revenue                                  $     -      $     -     $       -
                                         --------     --------    ----------
Expenses:
  General administrative expenses         13,225        1,595        52,832
                                         --------     --------    ----------
Total expenses                            13,225        1,595        52,832
                                         --------     --------    ----------
Other income:
  Interest income                             41            -           440
                                         --------     --------    ----------
Total other income                            41            -           440
                                         --------     --------    ----------
Net (loss)                              $(13,184     $(1,595)    $  (52,392)
                                        ========     ========    ==========
Weighted average
number of
common shares
outstanding                             2,200750     2,200,750    2,200,750
                                        =========    =========    ==========

Net loss per share                      $  (0.01)    $  (0.00)    $   (0.02)
                                        =========    =========    ==========


The accompanying Notes are an Intregal Part of These Financial Statements.

                         Business Translation Services, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                  (Unaudited)
        For the Three Months Ending March 31, 2001 and 2000
      and For the Period July 1, 1999 (Inception) to March 31, 2001


STATEMENT OF CASH FLOWS


                                          Three Months Ending    July 1, 1999
                                                March 31,       (Inception) to
                                         --------------------      March 31,
                                          2001          2000          2001
                                         ---------    ---------   ------------
Cash flows from operating activities
Net loss                                 $(13,184)    $  (1,595)  $ (52,392)
Adjustments to reconcile
net income to net
cash used by operating activities                -            -           -
                                         ---------    ---------   ----------
Net cash used by operating activities    $ (13,184)   $  (1,595)  $ (52,392)
                                         ---------    ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided (used)
by investing activities                          -            -            -
                                         ---------    ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                         -       56,575      56,575
                                         ---------    ---------   ----------
Net cash provided by
financing activities                             -       56,575      56,575
                                         ---------    ---------   ----------
Net (decrease) increase in cash            (13,184)      54,780       4,183
Cash - beginning                            17,367            -           -
                                         ---------    ---------   ---------
Cash - ending                            $   4,183    $  54,780   $   4,183
                                         =========    =========   =========

Supplemental disclosures:

Interest paid                            $      -     $       -   $       -
                                         =========    =========   =========
Income taxes paid                        $      -     $       -   $       -
                                         =========    =========   =========


The accompanying Notes are an Intregal Part of These Financial Statements.

                      Business Translation Services, Inc.
                        (a Development Stage Company)
                                    Notes


Note 1 - History and organization of the company

The Company was organized July 1, 1999 (Date of Inception) under the laws of the State of Nevada. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common Stock and 5,000,000 shares of $0.001 par value preferred stock.

Note 2 - Summary of significant accounting policies

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

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of March 31, 2001.

5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

6. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

                      Business Translation Services, Inc.
                        (a Development Stage Company)
                                    Notes


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

There is no provision for income taxes for the year ended March 31, 2001, due to the net loss and no state income tax in Nevada.

Note 4 - Stockholders' equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

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

                      Business Translation Services, Inc.
                        (a Development Stage Company)
                                   Notes


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

The Company plans to investigate computer software programs directed toward the development of computer-based machine translation systems. These new information tools will provide the basis for the development of new products. The basic business model is to accelerate technical developments, together with product marketing and sales, to create unique translation products for special niche markets. The Company believes that this strategy will result in positive business results for the Company, although there are no assurances that this strategy will be successful.

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

In its initial operating period July 1, 1999 (date of inception) through March 31, 2001, the Company incurred a net loss of $52,832 from operations. On July 27, 1999, the Company issued 750,000 shares of its $.001 par value common stock for cash of $1,500. It has yet to receive any revenues from operations. An original stock offering was made pursuant to Nevada Revised Statues Chapter
90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. Additionally, the Company sold four hundred fifty thousand seven hundred fifty (450,750) shares of its common stock in connection with a public offering at a price of $0.10 per share for $45,075 in cash to approximately 52 shareholders. The offering was closed January 31, 2000. A Form D, was filed with the United States Securities and Exchange Commission on or about February 9, 2000. On March 28, 2000, the Company issued 1,000,000 shares of its $.001 par value common stock at $0.10 per share to a Company director for cash of $10,000. As of March 31, 2001, the Company has two million two hundred thousand seven hundred fifty (2,200,750) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-four (54) shareholders of record, including the company's founder. The Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement.

Going Concern - The Company experienced operating losses for the period
Ended March 31, 2001. Financial statements have been prepared assuming that the Company will continue to operate as a going concern which is contemplating the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. However, the auditors of the Company have issued a going concern opinion in Note 5 of the Notes to Financial Statements, (March 31, 2001) which states in pertinent part the following, "Without realization of additional capital, it would be unlikely for the Company to continue as a going concern." It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506.

Unclassified Balance Sheet - In accordance with the provisions of SFAS
No. 53, the Company has elected to present an unclassified balance sheet. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of March 31, 2001.

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Results of Operations

As of March 31, 2001, the Company has yet to generate any revenues. During the First Quarter ended March 31, 2001 the Company incurred a net loss of $13,225, compared to $1,595 for the same period last year. The majority of this loss was due to general and administrative expenses. The Company does not expect to generate any revenues over the next approximately to twelve (12) months. For the Period July 1, 1999 (inception) through March 31, 2001 the Company experienced a net loss of $52,392.

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

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through March 31, 2001. On July 27, 1999, the Company issued 750,000 shares of its $.001 par value common stock for cash of $1,500. An original stock offering was made pursuant to Nevada Revised Statues
Chapter 90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. Additionally, the Company sold four hundred fifty thousand seven hundred fifty (450,750) shares of its common stock in connection with a public offering at a price of $0.10 per share for $45,075 in cash to approximately 52 shareholders. The offering was closed January 31, 2000. A Form D, was filed with the Securities and Exchange Commission on or about February 9, 2000. On March 28, 2000, the Company Issued 1,000,000 shares of its $.001 par value common stock at $0.10 per share for cash of $10,000. As of May 31, 2000, the Company has two million two hundred thousand seven hundred fifty (2,200,750) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-four (54) shareholders of record, including the company's founder.

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

Market For Company's Common Stock

The Common Stock of the Company became eligible for trading on the OTC-Bulletin Board on February 5, 2001 under the symbol BTSV.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2001, no matters were submitted to the Company's security holders.

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

Date:  April 27, 2001

By: /s/ David Benedetti
-----------------------
David Benedetti
Chairman of the Board,
President, Chief Executive Officer, and CFO

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 27, 2001

By:  /s/ Ed DeStefano
---------------------
Ed DeStefano
Corporate Secretary