Form 10QSB
period 2001-06-30
BUSINESS TRANSLATION SERVICES INC
filed 2001-07-23
CIK 1107262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

               For the quarterly period ended June 30, 2001
--------------------------------------------------------------------------------

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

                                                  Yes [ ]  No [ ]

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 2,200,750 issued and outstanding as of June 30, 2001. Preferred
Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of June 30, 2001.

Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Independent Auditors' Report.........................   5
          Balance Sheet.......................................    6
          Income Statement.        ............................   7
          Statements of Cash Flows............................    8
          Notes to Financial Statements......................  9-10

Item 2.  Management's Discussion and Analysis of Plan
         of Operation.........................................   11

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................   15

Item 2.   Changes in Securities and Use of Proceeds...........   15

Item 3.   Defaults upon Senior Securities.....................   15

Item 4.   Submission of Matters to a Vote
          of Security Holders.................................   15

Item 5.   Other Information....................................  15

Item 6.   Exhibits and Reports on Form 8-K.....................  15

Signatures.....................................................  16

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The unaudited financial statements of registrant for the six months ended June 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

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
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------


July 18, 2001


Board of Directors
Business Translation Services, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Business Translation Services, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2001 and the related statements of operations for the six-months ended June 30, 2001 and 2000 and for the period July 1, 1999 (Inception) to June 30, 2001, and statements of cash flows for the six-month period ending June 30, 2001 and 2000 and for the period July 1, 1999 (Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ G. Brad Beckstead
---------------------
G. Brad Beckstead

                        BUSINESS TRANSLATION SERVICES, INC.
                          (A Development Stage Company)
                                 Balance Sheet



BALANCE SHEET
                                      (unaudited)
                                        June 30,       December 31,
                                         2001            2000
                                       -------         --------
ASSETS
Current Assets:
Cash                                   $     405       $ 17,367
                                       ---------       --------
Total Current                          $     405       $ 17,367
                                       ---------       --------

Total Assets                           $     405       $ 17,367
                                       =========       ========

Liabilities and Stockholders' Equity

Current liabilities                    $       -      $      -
                                       ---------      --------
   Total liabilities                           -             -
                                       ---------      --------

Stockholders' Equity:

Preferred stock, $0.001 par value,
5,000,000 shares authorized, zero
shares issued and outstanding                  -             -

Common stock, $0.001 par value,
    20,000,000 shares authorized;
    2,200,750 shares issued and
    outstanding at 6/30/01                 2,201         2,201

Additional paid-in capital                54,374        54,374

Deficit accumulated during
development stage                        (56,170)      (39,208)
                                        --------      --------
Total Stockholders' Equity                   405        17,367
                                        --------      --------
Total Liabilities and
    Stockholders' Equity                $    405      $ 17,367
                                        ========      ========



The accompanying Notes are an integral part of these financial statements.

                      Business Translation Services, Inc.
                        (A Development Stage Company)
                            Statement of Operations
                                (unaudited)
        For the Three and Six Months Ending June 30, 2001 and 2000
      and For the Period July 1, 1999 (Inception) to June 30, 2001



STATEMENT OF OPERATIONS

                       Three Months Ending  Six Months Ending    July 1, 1999
                       -------------------  -----------------   (Inception) to
                        June 30,  June 30,  June 30, June 30,      June 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  --------------

Revenue                 $      -   $      -  $      -  $      -   $      -
                        --------   --------  --------  --------   --------
Expenses:
  General and
  administrative
  expenses                 3,769      1,595    17,003     4,924     56,601
                        --------   --------  --------  --------   --------
Total expenses             3,769      1,595    17,003     4,924     56,601
                        --------   --------  --------  --------   --------
Other income:
  Interest income              -        399        41       399        431
                        --------   --------  --------  --------   --------
Total other income             -        399        41       399        431
                        --------   --------  --------  --------   --------
Net (loss)              $ (3,769)  $ (1,196) $(16,962) $ (4,525)  $(56,170)
                        ========   ========  ========  ========   ========
Weighted average
number of
common shares
outstanding            2,200,750  2,200,750  2,200,750  2,200,750  2,200,750
                       =========  =========  =========  =========  =========

Net loss per share     $  (0.00)  $  (0.00)  $  (0.01)  $  (0.00)  $  (0.03)
                       =========  =========  =========  =========  =========


The accompanying Notes are an integral part of these financial statements.

                         Business Translation Services, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                  (Unaudited)
        For the Six Months Ending June 30, 2001 and 2000
      and For the Period July 1, 1999 (Inception) to June 30, 2001


STATEMENT OF CASH FLOWS



                                         Six Months Ending      July 1, 1999
                                         -----------------     (Inception to)
                                         June 30,  June 30,      June 30,
                                           2001      2000          2001
                                         --------- --------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                               $ (16,962)  $ (4,525)   $ (56,170)

                                         ----------  ---------   ----------
Net cash used by operating activities      (16,962)    (4,525)     (56,170)
                                         ---------    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                 -            -            -
                                         ---------    ---------   ----------
Net cash provided (used)
by investing activities                          -            -            -
                                         ---------    ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                         -       55,075      56,575
                                         ---------    ---------   ---------
Net cash provided by
financing activities                             -       55,075      56,575
                                         ---------    ---------   ---------
Net (decrease) increase in cash            (16,962)      50,550         405
Cash - beginning                            17,367          590           -
                                         ---------    ---------   ---------
Cash - ending                            $     405    $  51,140   $     405
                                         =========    =========   =========

Supplemental disclosures:

Interest paid                            $      -     $       -   $       -
                                         =========    =========   =========
Income taxes paid                        $      -     $       -   $       -
                                         =========    =========   =========


The accompanying Notes are an integral part of these financial statements.

                  Business Translation Services, Inc.
                     (a Development Stage Company)
                                 Notes


Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $56,000 since inception.
The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                  Business Translation Services, Inc.
                     (a Development Stage Company)
                                 Notes



Note 3 - Related party transactions

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

In its initial operating period July 1, 1999 (date of inception) through March 31, 2001, the Company incurred a net loss of $56,170 from operations. On July 27, 1999, the Company issued 750,000 shares of its $.001 par value common stock for cash of $1,500. It has yet to receive any revenues from operations. An original stock offering was made pursuant to Nevada Revised Statues Chapter
90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. Additionally, the Company sold four hundred fifty thousand seven hundred fifty (450,750) shares of its common stock in connection with a public offering at a price of $0.10 per share for $45,075 in cash to approximately 52 shareholders. The offering was closed January 31, 2000. A Form D, was filed with the United States Securities and Exchange Commission on or about February 9, 2000. On March 28, 2000, the Company issued 1,000,000 shares of its $.001 par value common stock at $0.10 per share to a Company director for cash of $10,000. As of June 30, 2001, the Company has two million two hundred thousand seven hundred fifty (2,200,750) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-four (54) shareholders of record, including the company's founder. The Company does not have enough cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement.

Going Concern - The Company experienced operating losses for the period ended June 30, 2001. Financial statements have been prepared assuming that the Company will continue to operate as a going concern which is contemplating the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. However, the auditors of the Company have issued a going concern opinion in Note 5 of the Notes to Financial Statements, (June 30, 2001) which states in pertinent part the following, "Without realization of additional capital, it would be unlikely for the Company to continue as a going concern." It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506.

Unclassified Balance Sheet - In accordance with the provisions of SFAS
No. 53, the Company has elected to present an unclassified balance sheet. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of June 30, 2001.

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Results of Operations

As of June 30, 2001, the Company has yet to generate any revenues. During the Second Quarter ended June 30, 2001 the Company incurred a net loss of $3,769, compared to $1,196 for the same period last year. The majority of this loss was due to general and administrative expenses. The Company does not expect to generate any revenues over the next approximately to twelve (12) months. For the period July 1, 1999 (inception) through June 30, 2001 the Company experienced a net loss of $56,170.

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

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through June 30, 2001. On July 27, 1999, the Company issued 750,000 shares of its $.001 par value common stock for cash of $1,500. An original stock offering was made pursuant to Nevada Revised Statues
Chapter 90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. Additionally, the Company sold four hundred fifty thousand seven hundred fifty (450,750) shares of its common stock in connection with a public offering at a price of $0.10 per share for $45,075 in cash to approximately 52 shareholders. The offering was closed January 31, 2000. A Form D, was filed with the Securities and Exchange Commission on or about February 9, 2000. On March 28, 2000, the Company issued 1,000,000 shares of its $.001 par value common stock at $0.10 per share for cash of $10,000. As of May 31, 2000, the Company has two million two hundred thousand seven hundred fifty (2,200,750) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-four (54) shareholders of record, including the company's founder.

The Company currently has no arrangements or commitments for accounts and accounts receivable financing. As stated in Financial Footnote #2, without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital to finance its planned activity. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

  3     Articles of Incorporation & By-Laws

               (a) Articles of Incorporation of the Company filed July 1, 1999 and the Amended Articles of Incorporation filed on July 26, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities
               Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

               (b) By-Laws of the Company adopted July 28, 1999.
               Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the year ended December 31, 2000. Incorporated by reference to the Company's Annual
               Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

               (b) Form 10-QSB for the Quarter ended June 30, 2000 and September 30, 2000 and March 31, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               (a) Consent of Independent Public Accountant

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

Date:  July 20, 2001

By: /s/ David Benedetti
-----------------------
David Benedetti
Chairman of the Board,
President, Chief Executive Officer, and CFO

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 20, 2001

By:  /s/ Ed DeStefano
---------------------
Ed DeStefano
Corporate Secretary