Form 10QSB
period 2001-09-30
BUSINESS TRANSLATION SERVICES INC
filed 2001-10-29
CIK 1107262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

               For the quarterly period ended September 30, 2001
--------------------------------------------------------------------------------

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

                                                  Yes [ ]  No [ ]

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 2,200,750 issued and outstanding as of September 30, 2001. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of September 30, 2001.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

The audited financial statements of registrant for the nine months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

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
                                                              702.528.1984
                                                       425.928.2877 (efax)

                       INDEPENDENT AUDITOR'S REPORT


Board of Directors
Business Translation Services, Inc.
(a Development Stage Company)
Las Vegas, NV

I have audited the Balance Sheet of Business Translation Services, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2001 and December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the nine-months ended September
30, 2001, the period July 1, 1999 (Date of Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financials statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects the balance sheets of Business Translation Services, Inc., (A Development Stage Company), as of September 30, 2001 and December 31, 2000, and its related statements of operations, equity and cash flows for the nine months ended September 30, 2001, the period July 1, 1999 (Date of Inception) to December 31, 2000, and for the period July 1, 1999 (Date of Inception) to September 30, 2001, in conformity with generally accepted accounting principles.

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


/s/ G. Brad Beckstead
---------------------
October 18, 2001

                        BUSINESS TRANSLATION SERVICES, INC.
                          (A Development Stage Company)
                                 Balance Sheet



BALANCE SHEET

                                     September 30,    December 31,
                                         2001            2000
                                       -------         --------
ASSETS
Current Assets:
Cash                                   $      81       $ 17,367
                                       ---------       --------
Total Current                          $      81       $ 17,367
                                       ---------       --------

Total Assets                           $      81       $ 17,367
                                       =========       ========

Liabilities and Stockholders' Equity

Current liabilities                    $     128      $      -
                                       ---------      --------
   Total liabilities                           -             -
                                       ---------      --------

Stockholders' Equity:

Preferred stock, $0.001 par value,
5,000,000 shares authorized, zero
shares issued and outstanding                  -             -

Common stock, $0.001 par value,
    20,000,000 shares authorized;
    2,200,750 shares issued and
    outstanding at 6/30/01                 2,201         2,201

Additional paid-in capital                54,374        54,374

Deficit accumulated during
development stage                        (56,622)      (39,208)
                                        --------      --------
Total Stockholders' Equity                   (47)       17,367
                                        --------      --------
Total Liabilities and
    Stockholders' Equity                $     81      $ 17,367
                                        ========      ========



The accompanying Notes are an integral part of these financial statements.

                      Business Translation Services, Inc.
                        (A Development Stage Company)
                            Statement of Operations

        For the Three and Nine Months Ending September 30, 2001 and 2000 and For the Period July 1, 1999 (Inception) to September 30, 2001



STATEMENT OF OPERATIONS

                       Three Months Ending  Nine Months Ending    July 1, 1999
                          September 30,        September 30,     (Inception) to
                       -------------------  ------------------    September 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  --------------

Revenue                 $      -   $      -  $      -  $      -   $      -
                        --------   --------  --------  --------   --------
Expenses:
  General and
  administrative
  expenses                   427     19,621    17,430    29,570     57,403
                        --------   --------  --------  --------   --------
Total expenses               427     19,621    17,430    29,570     57,403
                        --------   --------  --------  --------   --------
Other income:
  Interest income              -        341        41       740        781
                        --------   --------  --------  --------   --------
Total other income             -        341        41       740        781
                        --------   --------  --------  --------   --------
Net (loss)              $   (427)  $(19,280) $(17,389) $(28,830)  $(56,622)
                        ========   ========  ========  ========   ========
Weighted average
number of
common shares
outstanding            2,200,750  2,200,750  2,200,750  2,200,750  2,200,750
                       =========  =========  =========  =========  =========

Net loss per share     $  (0.00)  $  (0.01)  $  (0.01)  $  (0.01)  $  (0.03)
                       =========  =========  =========  =========  =========


The accompanying Notes are an integral part of these financial statements.

                         Business Translation Services, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows

        For the Nine Months Ending September 30, 2001 and 2000
      and For the Period July 1, 1999 (Inception) to September 30, 2001


STATEMENT OF CASH FLOWS



                                          Nine Months Ending     July 1, 1999
                                             September 30,      (Inception) to
                                         --------------------    September 30,
                                          2001          2000        2001
                                         ---------    ---------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                               $ (17,389)  $(28,830)   $ (56,622)
Increase in current liabilities                128          -          128
                                         ----------  ---------   ----------
Net cash (used) by operating activities    (17,261)   (28,830)     (56,494)
                                         ---------    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                 -            -            -
                                         ---------    ---------   ----------
Net cash provided (used)
by investing activities                          -            -            -
                                         ---------    ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                         -       56,575      56,575
                                         ---------    ---------   ---------
Net cash provided by
financing activities                             -       56,575      56,575
                                         ---------    ---------   ---------
Net (decrease) increase in cash            (17,261)      27,745          81
Cash - beginning                            17,342            -           -
                                         ---------    ---------   ---------
Cash - ending                            $      81    $  27,745   $      81
                                         =========    =========   =========

Supplemental disclosures:

Interest paid                            $      -     $       -   $       -
                                         =========    =========   =========
Income taxes paid                        $      -     $       -   $       -
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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $57,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

In its initial operating period July 1, 1999 (date of inception) through March 31, 2001, the Company incurred a net loss of $56,622 from operations. On July 27, 1999, the Company issued 750,000 shares of its $.001 par value common stock for cash of $1,500. It has yet to receive any revenues from operations. An original stock offering was made pursuant to Nevada Revised Statues Chapter
90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. Additionally, the Company sold four hundred fifty thousand seven hundred fifty (450,750) shares of its common stock in connection with a public offering at a price of $0.10 per share for $45,075 in cash to approximately 52 shareholders. The offering was closed January 31, 2000. A Form D, was filed with the United States Securities and Exchange Commission on or about February 9, 2000. On March 28, 2000, the Company issued 1,000,000 shares of its $.001 par value common stock at $0.10 per share to a Company director for cash of $10,000. As of September 30, 2001, the Company has two million two hundred thousand seven hundred fifty (2,200,750) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-four (54) shareholders of record, including the company's founder. The Company does not have enough cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506 or a private placement.

Going Concern - The Company experienced operating losses for the period ended September 30, 2001. Financial statements have been prepared assuming that the Company will continue to operate as a going concern which is contemplating the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. However, the auditors of the Company have issued a going concern opinion in Note 5 of the Notes to Financial Statements, (September 30, 2001) which states in pertinent part the following, "Without realization of additional capital, it would be unlikely for the Company to continue as a going concern." It is, however, the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506.

The Company had no dilutive common stock equivalents such as stock options as of September 30, 2001.


Results of Operations

As of September 30, 2001, the Company has yet to generate any revenues. During the Third Quarter ended September 30, 2001 the Company incurred a net loss of $427, compared to $19,280 for the same period last year. During the first nine months of the fiscal year, for the period ending September 30, 2001, the Company lost $17,389 as compared to $28,830 for the same period last year. The majority of these losses were due to general and administrative expenses. The Company does not expect to generate any revenues over the next approximately to twelve (12) months. For the period July 1, 1999 (inception) through September 30, 2001 the Company experienced a net loss of $56,622.

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

Liquidity and Capital Resources

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through September 30, 2001. On July 27, 1999, the Company issued 750,000 shares of its $.001 par value common stock for cash of $1,500. An original stock offering was made pursuant to Nevada Revised Statues
Chapter 90.490. This offering was made in reliance upon an exemption from the registration provisions of Section 5 of the Securities Act of 1993, as amended, pursuant to Regulation D, Rule 504, of the Act. Additionally, the Company sold four hundred fifty thousand seven hundred fifty (450,750) shares of its common stock in connection with a public offering at a price of $0.10 per share for $45,075 in cash to approximately 52 shareholders. The offering was closed January 31, 2000. A Form D, was filed with the Securities and Exchange Commission on or about February 9, 2000. On March 28, 2000, the Company issued 1,000,000 shares of its $.001 par value common stock at $0.10 per share for cash of $10,000. As of May 31, 2000, the Company has two million two hundred thousand seven hundred fifty (2,200,750) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty-four (54) shareholders of record, including the company's founder.

The Company currently has no arrangements or commitments for accounts and accounts receivable financing. As stated on the Company's Balance Sheet, as of September 30, 2001, the Company has cash reserves of $81.00. Financial Footnote #2 states without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital to finance its planned activity. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms. Therefore, management is currently assessing options, so that the Company can remain a Going Concern. These options include, but are not limited to: management advancing the Company funding; a 505/506 Offering; or developing a strategic alliance, with a better funded company. Financial Footnote 2 states: "While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations."

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

  3     Articles of Incorporation & By-Laws

               (a) Articles of Incorporation of the Company filed July 1, 1999 and the Amended Articles of Incorporation filed on July 26, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities
               Of Small Business Issuers on Form 10-SB, and Amendment No. 1 to Form 10-SB previously filed with the Commission.

               (b) By-Laws of the Company adopted July 28, 1999.
               Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the year ended December 31, 2000 incorporated by reference to the Company's Annual
               Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

               (b) Form 10-QSB for the Quarter ended June 30, 2000 and September 30, 2000, March 31, 2001 and June 30, 2001
               Incorporated by reference to the Company's Quarterly
               Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               (a) Consent of Independent Public Accountant

Reports on Form 8-K

None filed during the Quarter ended September 30, 2001.

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

Date:  October 29, 2001

By: /s/ David Benedetti
-----------------------
David Benedetti
Chairman of the Board,
President, Chief Executive Officer, and CFO

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 29, 2001

By:  /s/ Ed DeStefano
---------------------
Ed DeStefano
Corporate Secretary