Form 10KSB
period 2001-12-31
MULLER MEDIA INC
filed 2002-04-05
CIK 1107262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from April 1, 2001 to December 31, 2001

                     Commission File Number: 000-30829

                              Muller Media, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                              88-0430189
-------------------------------                              --------------
(State or other jurisdiction of                              (IRS Employer
incorporation  or  organization)                             Identification
No.)

  11 East 47th Street, Third Floor, New York, New York           10017
  ----------------------------------------------------         ----------
       (Address of principal executive offices)                (Zip Code)


                               (212) 317-0175
                        ---------------------------
                        (Issuer's telephone number)

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $4,216,278, for the period nine months ended December 31, 2001.

     Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $1,148,000.

     As of December 31, 2000, the issuer had 13,175,750 shares of common stock outstanding. As of December 31, 2001, the issuer had no preferred shares outstanding.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................13
    Item 3.  Legal Proceedings.............................................13
    Item 4.  Submission of Matters to a Vote of Security Holders...........13

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......14
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....15
    Item 7.  Financial Statements..........................................18
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................20

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................21
    Item 10. Executive Compensation........................................24
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................25
    Item 12. Certain Relationships and Related Transactions................27
    Item 13. Exhibits and Reports on Form 8-K..............................28

SIGNATURES   ..............................................................30


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

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

Business Development, Organization and Acquisition Activities
-------------------------------------------------------------

A.  Business Development, Organization and Acquisition Activities

Muller Media, Inc. ("The Company") or ("Muller"), was originally incorporated under the name Puppettown.com Inc. on July 1, 1999 with the filing of Articles of Incorporation with the Secretary of State of the State of Nevada. On July 26, 1999 a Certificate of Amendment was filed under which the corporate name was changed to Business Translation Services, Inc.

On November 12, 2001 there was a change in control of the Company.
On the same day the Company entered into a merger with Muller
Media, Inc., a New York corporation formed in 1982, under the terms of which the surviving entity was Business Translation Services, Inc.

On January 22, 2002 a Certificate of Amendment was filed with the Secretary of State of the State of Nevada whereby the corporate name was changed to Muller Media Inc.

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

Corporate and administration office of the Company is located at: 11 East 47th Street, Third Floor, New York, New York 10017, Phone: (212) 317-0175.

B. Business of Issuer

1)  Principal Products, Services and Principal Markets.

Muller Media is in the business of syndication of feature films to free television networks, cable networks as well as independent stations throughout the United States.

Primarily, the Company represents independent film producers for purposes of distribution of their product and content to the networks and broadcast distribution companies.

Muller Media currently has under license the distribution rights in the United States to over 100 feature films. The Company groups together from 10 to 20 feature films designed to appeal to the 18 to 49 year old adult population and licenses the broadcast distribution companies for exhibition of its films in compliance with Muller's own licensing rights.

As the methods of distribution for entertainment media grow (i.e., Internet, satellite, etc.) and/or merge(i.e., cable, telephone, Internet), Muller Media is positioned to provide packaged programs via these new distribution channels to worldwide markets.

As new feature film acquisitions occur, generally, they are initially released to the industry's annual convention, American Film Market (AFM), each year. Muller attends this convention each year to review and evaluate
new film content as it is released.   Executives from the Company also
attend the annual convention of the National Association of Television Program Executives (NATPE) each January, where much of the actual selling has traditionally taken place. In recent years however, the importance of this convention has become diminished as much of the Company's business has been obtained each year, prior to this event, as a result of changes both in the industry and in the way Muller markets its film packages.

The process of distribution starts with negotiating the acquisition of broadcast and exhibition rights for both over-the-air and cable network telecasts. In some cases, Muller obtains the right to license the programming for home video and other ancillary markets.

It is Muller's plan to continue to acquire the distribution broadcast rights to independently produced films so as to expand its library and thusly expand its product offerings to clients. The Company is also seeking to acquire other firms with film libraries that would be of appeal to its existing client base.

Although the Company has limited its distribution to U.S. markets until now, the Company is considering expansion into international markets, beginning initially with Europe. Subsequently the markets in Asia and South America will be targets of opportunity for Muller. China currently has more television sets than the U.S. and their population is clambering for media, including movie content.

The Company's principal goal is to increase the content of its film library. This will include primarily feature films, with a view toward other forms of programming which can add to profitability.

Muller has carved out a niche which will cause the Company to continue to grow profitably. As most major companies in the industry are becoming increasingly integrated, with regard to production, distribution and exhibition, some content is "falling through the cracks". Many of the best creative projects are being forced into a secondary position. Some of the content which will be added to Muller's library will come from this segment.

As a relatively small company in an industry of giants, Muller has adopted less costly, more innovative strategies, both in securing content and selling movie or other packages. For the time being and until Muller has carved out a larger niche within the industry, this methodology will continue. One of the Company's greatest strengths lies in the ability of its executives to deal directly with keys players both from the production side as well as the exhibition (TV, cable, etc.) side of the industry.

Because Muller has an efficient management infrastructure, the Company is able to respond very quickly to changes in the moods, trends and desires of the industry.

Muller is developing alliances with various other companies in the industry which is giving them access to larger projects and the ability to acquire better quality content, which will increase revenues. It is the Company's intent to acquire worldwide rights to television, cable, satellite, home video, Internet and any other rights as they are available for the program content, with an emphasis on feature length films, offered by the Company. With control of marketable programming content Muller will be in a position to grow. To the extent that the digital era expands, Muller believes that it will play a significant role in that it is a supplier of content for mass entertainment.

Muller is positioning itself to take advantage of the new distribution methods which will become prevalent in the industry with the advances in digital technology using the Internet as a transport and delivery vehicle. Management is investigating how best to exploit this new delivery medium while at the same time assuring the utmost protection for the independent film producer and collection of exhibition revenue.

Many of the larger companies in the industry have acknowledged that the future of the industry lies in being able to use the Internet as a transport and delivery medium. Unfortunately the technology that currently exists, which will allow for the downloading and/or streaming of film media content, is of poor quality.

Management is evaluating a joint venture with a company that is in the process of developing software that will overcome these difficulties. The Company believes that at least nine months will be required before there will be any significant development in this regard.

Once the technology is perfected to the point where quality is adequate to satisfy viewers, Muller can move to the next steps, which will be:

1) obtaining necessary rights to license the technology for film transport and delivery;
2)  utilizing the technology to deliver Muller's own film content;
3) licensing the software to others in the media/entertainment industry subject to reciprocal rights obtained by Muller.

Management recognizes that the Internet offers many possibilities, however, Muller is more concerned with doing business in the present world in which it finds itself. It is not management's intent to be a pioneer, rather Muller is focusing on its proven methods of doing business that has survived the test of time, while many of its former competitors are no longer in existence.

Dependence on Producers and Suppliers
-------------------------------------

Muller Media Inc., is wholly dependent upon certain market segments for its revenues. For that reason, Muller Media Inc. has initiated, through its direct sales team, direct marketing programs designed to expand its marketing channels.

Muller Media Inc. is also dependent on Independent producers to obtain quality media communication products. Muller Media Inc., negotiates with these independent producers to obtain rights to films that can be packaged or specifically designed for certain television and cable markets at the lowest practical cost structure so that it can price its products competitively.

The Company seeks relationships with top independent producers as part of its commitment to provide quality media broadcast products. Its sales strategy for these products is to compete on a cost leadership basis, since its products are viewed by customers as relatively homogenous with that provided by MULM's competitors.

Intellectual Property
---------------------

The Company regards substantial elements of its underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company. Moreover, from time to time, the Company may be subject to claims of alleged infringement by the Company or service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the Company's proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.


Competition
-----------

The entertainment industry is intensely competitive, however, the number of competitors has diminished steadily over the years. Other providers currently offer one or more of each of the products or services offered by Muller Media. As a media communications provider in the entertainment industry, Muller Media competes with several dominant providers. Muller media expects that new competitors are likely to enter the entertainment market and attempt to market services similar to Muller Media's products, which would result in greater competition for Muller Media. The ability of Muller Media to compete effectively in the entertainment industry will depend upon its ability to provide high quality film packages at prices generally competitive with, or lower than, those charged by its competitors. Certain of Muller Media's competitors dominate the entertainment industry and have the financial resources to enable them to withstand substantial price competition, which is expected to increase significantly, and there can be no assurance that Muller Media will be able to compete successfully in the future. Moreover, there can be no assurance that certain of Muller Media's competitors will not be better situated to negotiate contracts with independent producers which are more favorable than contracts negotiated by Muller Media.

In addition, there can be no assurance that competition from existing or new competitors or a decrease in the price charged for medium to high film packages by the major distributors or other competitors would not materially adversely affect the Company. Muller Media believes that the principal competitive factors affecting the market for its services are price, quality of service, reliability of service, degree of service integration, ease of use, service features and name recognition. The management of Muller Media believes that they competes effectively in these areas.

In management's opinion, name recognition is the principle element driving purchase decisions. As such, Muller Media typically insists that its independent film producers have a fixed budget for marketing and name recognition.

RISKS RELATED TO THE MEDIA INDUSTRY

The entertainment industry is highly competitive, rapidly evolving and subject to constant technological change. Our ability to compete effectively in the entertainment industry will depend upon our continued ability to provide high quality services at prices generally competitive with, or lower than, those charged by our competitors.

Currently, there are several companies selling film packages, and management expects competition to increase in the future. Other distributors currently offer packages of similar content offered by Muller. As a service provider in the distribution of film packages industry, many of Muller's key competitors are substantially larger and have the following competitive advantages:

o greater financial, technical, engineering, personnel and marketing resources;
o  longer operating histories;
o  greater name recognition; and
o  larger  film content

These advantages afford Muller's competitors pricing flexibility. Companies that provide film content may compete for markets based on price, with the dominant providers conducting extensive advertising campaigns in order to capture market share. Competitors with greater financial resources may also be able to provide more attractive incentive packages to stations in order to encourage them to carry products that compete with our services. In addition, competitors with greater resources than ours may be better situated to negotiate favorable contracts with stations. Muller believes that existing competitors are likely to continue to expand their service offerings to appeal to stations and their consumers. Moreover, because there are few, if any, substantial barriers to entry, Muller expects that new competitors are likely to enter the distribution market and attempt to market film packages similar to our services which would result in greater competition. If our existing competitors or new competitors devote significant additional resources to such action could have a material adverse effect on our business, financial condition and results of operations, and there can be no assurance that we will be able to compete successfully against such new or existing competitors.

Competition for customers in the entertainment industry is primarily based on content and, to a lesser extent, on price. We price our services based upon negotiated rates to the individual market. We have no control over the prices set by our competitors, and some may be able to use their financial resources to cause severe price competition in the markets in which we operate. Certain of our competitors dominate the entertainment industry and have the financial resources to enable them to withstand substantial price competition, which is expected to increase significantly, and there can be no assurance that we will be able to compete successfully in the future. Any price competition would have a material adverse effect on our business, financial condition and results of operations. Price reductions may reduce our revenue and margins.

So as to minimize exposure to risk Muller only deals in finished product and does not involve itself in actual production, script purchases, hiring of performers, location shooting or any other costs and expenses involved in the making of product. Muller only deals in films or entertainment product that is complete and ready for immediate distribution and diffusion.

Muller is subject to the risk of changes in consumer preferences and industry trends.

The entertainment industry market in which we operate is characterized by the frequent introduction of new products and services, and is subject to changing consumer preferences and industry trends, which may adversely affect our ability to plan for future design, development and marketing of our products and services.

Muller is subject to the risk of litigation.

Litigation in the entertainment industry has been used as a competitive tactic both by established companies seeking to protect their existing positions in the market and by emerging companies attempting to gain access to the market. In such litigation, complaints may be filed on a variety of grounds, including antitrust, breach of contract, trade secret, patent or copyright infringement, patent or copyright invalidity, and unfair business practices. If we are forced to defend ourselves against such claims, whether or not meritorious, we are likely to incur substantial expense and diversion of management attention, and may encounter market confusion and the reluctance of licensees and distributors to commit resources to our products.


The Company's success depends on its ability to develop markets for its products.

The entertainment industry specifically the media communications products segment is characterized by an increasing and substantial number of new market entrants who have introduced or are developing an array of new products and services. Each of these entrants is seeking to market, advertise and position its products and services as the preferred product for accessing free and cable television, including providing enhanced service features. As is typically the case in this industry, demand and market acceptance for newly improved products and services which are subject to a high level of uncertainty. Additionally, the development of new markets will require on-going financial resources for sales and marketing personnel.
There can be no assurance that substantial markets will continue to develop for media communications products, that we will be able to meet our current marketing objectives, have available the funds required for any necessary market development, succeed in positioning our products cards and services as a preferred method for accessing free and cable television services, or achieve significant market acceptance for our services.

Muller is reliant upon certain key markets and strategic partners.

Muller distributes its media communications products to end users through a small number of employees. The Company is dependent upon the sales and marketing efforts of these individuals. Muller depends upon large orders from certain key markets this small group of distributors. The loss of one or more of these markets without replacement could have a material adverse effect on our business, operating results and financial condition. Muller's future performance will also depend, in part, on its ability to market our services to new customers and on our ability to attract additional employees that will be able to market and support our services effectively, especially in markets in which we have not previously distributed our services. There can be no assurance that we will be successful in such efforts, which may have a material adverse effect on our business.

Muller's inability to adapt to rapid technological change may jeopardize its long term viability.

The entertainment industry is characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies. We expect new products and services, and enhancements to existing products and services, to be developed and introduced in order to compete with our services. The proliferation of new telecommunications, satellite and cable technology, including down loading movies over the Internet, may reduce demand for medium to high film packages designed to fit a television station's or cable company's needs. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement such new technologies at substantial cost. In addition, competitors may implement new technologies before we are able to implement such technologies, allowing such competitors to provide enhanced services and superior quality compared with that which we are able to provide. There can be no assurance that we will be successful in developing and marketing new services or enhancements to services that respond to these or other technological changes or evolving industry standards. In addition, there can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of our existing film packages or that our new film packages or enhancements thereto will adequately meet the requirements of the marketplace and achieve market acceptance. Delay in the introduction of new film packages or enhancements, our inability to develop such new film packages or enhancements or the failure of such film packages or enhancements to achieve market acceptance could have a material adverse effect on us. Further, there can be no assurance that we will be able to respond to such competitive pressures and implement such packages on a timely basis or at an acceptable cost. One or more of the film packages currently utilized by us, or which we may implement in the future, may not be preferred by our customers or may become obsolete. If we are unable to respond to competitive pressures, implement new film packages on a timely basis, penetrate new markets in a timely manner in response to changing market conditions or customer requirements, or if new or enhanced film packages offered by us do not achieve a significant degree of market acceptance, any such event could have a material adverse effect on our business, financial condition and results of operations.

System failures, delays and other problems could harm Muller's reputation and business, cause us to lose customers and expose us to customer liability. however we minimize our exposure to risk from such system failures by only dealing in and with finished product ready for immediate distribution.

The Company's success depends on its ability to provide reliable film packages to the cable and television industry. Muller's operations could be interrupted by any damage to or failure of:

o   A decline in commercial advertising to the cable and television industry;
o Our inability to acquire the license to distribute rights to certain film libraries; and
o   our relationship with the independent producers.

The film packages Muller's utilize from independent producers are also vulnerable to damage or interruption from:

o  power loss, transmission cable cuts an other telecommunications failures;
o  fires, earthquakes, floods and other natural disasters;
o  computer viruses or software defects;
o physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events; and
o  errors by Company employees.


Government Regulation
---------------------

The content distributed by Muller Media, Inc. is subject to censorship review and ratings as to appropriateness for certain age markets. Risk as to prosecution for censorship review is borne by the producer and or the actual distributor. Muller does not bare any risk in this regard. However, in the future, governmental regulations or future laws may shift the incidence of liability as to risk and there is no control that we have over future legislative regulations.

Employees
---------

As of January 14, 2001, Muller employed eight people, of whom four are executive and administrative personnel. None of our employees are covered by a collective bargaining agreement. Muller considers its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases 2,125 square feet of office space for our executive offices in New York City, New York for $5,863 per month. In addition, they lease approximately 600 square feet of space for its offices in Hackettstown, New
Jersey for $700 per month.   These two non-cancelable operating leases expire
on June 30, 2004 and November 30, 2002.




                                   Form of          Lease         Monthly
     Location                      Ownership        Expiration    Rent
     --------                      ---------        ----------    -------
Muller Media Offices:

11 East 47th Street, 3rd Floor      Office Lease       2004       $5,863
New York City, New York  10017

488 Schooley's Mountain Road        Office Lease       2002       $  700
Hackettstown, New Jersey  07840

----------

The minimum  future lease commitments under these leases are as follows:

                 Year                   Amount
                 ----                   -------
                 1                      $76,510
                 2                       72,762
                 3                       36,918


The Company does not have any additional facilities, and there are currently no proposed programs for the renovation, improvement or development of the properties currently being leased by the Company.


ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Muller Media, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against Muller Media, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matter submitted to shareholders for vote during the past calendar year.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

On February 5, 2001, the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol "BTSV." When the Company changed its name to Muller Media, Inc., it changed it symbol to "MULM." A limited market exists for the trading of the Company's common stock.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the NASD Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


FISCAL 2001                                  HIGH              LOW
--------------------------------             ----              ----
Quarter Ended March 31, 2001                 0.25              1.62
Quarter Ended June 30, 2001                  3.00              0.75
Quarter Ended September 30, 2001             1.74              0.37
Quarter ended December 31, 2001              2.25              0.47





(ii) Holders
------------

The approximate number of holders of record of common stock as of December 31, 2001 was approximately seventy (70).

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

i) Muller Media packages motion pictures and other entertainment events and distributes them to the television and cable industry. For the nine months ending December 31, 2001, the Company incurred a net income after taxes of $45,677 from its operations. This is based on revenues of $4,216,278 from operations. Muller Media, Inc. was originally incorporated on February 1, 1982 in New York and subsequently, on June 9, 1998, became a wholly owned subsidiary of DCI Telecommunications, Inc. ("DCI") pursuant to a stock purchase agreement, through which DCI acquired 100% of the outstanding stock of the Company in exchange for 1,200,000 shares of common stock of DCI.

Pursuant to the Agreement and Plan of Merger by and among Muller Media, Inc., Business Translation Services, Inc. and DCI Telecommunications, Inc. (the "Purchaser" or "DCI"), dated November 12, 2001 and the Share Purchase Agreement between the Purchaser and the Seller dated November 12, 2001, DCI purchased 10,000,000 shares of Business Translation Services, Inc. common stock, accounting for 82% of Business Translation Services' issued and outstanding stock after the sale. As part of the cost of the merger, the Company also issued an aggregate of 2,300,000 common stock purchase warrants, 1,200,000 warrants have an exercise price of $0.125 and the remaining 1,100,000 warrants have an exercise price of $0.025. All of the warrants are exercisable through November 12, 2006. Immediately after the execution and delivery of the agreement, DCI caused Muller to merge with and into Business Translation Services, Inc. As a result of this transaction, DCI acquired and exercised control over a majority of the Business Translation Services' shares. Accordingly, for accounting purposes, the transaction has been treated as recapitalization of Muller, and, therefore, the financial statements represent a continuation of the accounting acquirer, Muller, not

Business Translation Services, Inc., the legal acquirer:

    i) Muller is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book value.

    ii) Control of the net assets and business of Business Translation Services was acquired effective November 12, 2001 (the "Effective Date"). Business Translation Services, Inc. had no significant operations prior to the acquisition. At the Effective Date, Business Translation Services, Inc. had net assets of approximately $80.

(ii) Results of Operations
--------------------------

Effective with the merger as stated above, the Company changed its fiscal year end to December 31. The figures submitted represent nine months ended December 31, 2001. The Company has generated $4,216,278 in revenues. Cost of goods ("producers' fees) for the revenues generated amount to $2,822,886. Total operating expenses for the period amounted to $973,754. Income before income taxes amounted to $344,677, and net income after net income tax expense amounted to $45,677. Net cash flows for the period decreased by $412,009 and cash and cash equivalents for the period ending December 31, 2001, amounted to $952,906.


(iii) Liquidity and Capital Resources
-------------------------------------

a) The Company is authorized to issue 20,000,000 shares of $.001 par value Common Stock, of which 13,175,750 were outstanding at December 31, 2001.

b) The Company is authorized to issue 5,000,000 shares of $.001 par value Preferred Stock, none of which were outstanding at December 31, 2001.

c)   On November 12, 2001, BTS issued 10,000,000 shares of $.001 par
     value  common stock for all the shares of  Muller.   Before the
     transaction, there were 2,200,750 shares of Business Translation Services outstanding. After the transaction, the ownership of Business Translation Services was as follows:

                                                  Shares       Percent
           Original shareholders                2,200,750         18%
           Former owner of Muller              10,000,000         82%
                                               ----------        ----
                                               12,200,750        100%
                                               ==========        ====

     Because the parent of Muller obtained control of Business Translation Services, the transaction would normally be considered a purchase by Muller. However, since Business Translation Services is not a business of Muller, the transaction is accounted for as a recapitalization of Muller and the issuance of stock by Muller (represented by the outstanding shares of Business Translation Services) for the assets and liabilities of Business Translation Services. The value of the net assets is the same as their historical book value.

d) On November 12, 2001, the Company issued 975,000 shares of $0.001 par value common stock in consideration for services rendered in connection with the merger. These shares have been valued at this fair value of $117,550 and recorded as a cost of the merger and charged to additional paid-in capital.

e) In February, 2002, the Company entered into three consulting agreements for legal, general corporate and management, strategic planning and marketing consulting. The Company issued 400,000 shares of its $.001 par common stock in total for these services.


WARRANTS
--------

As part of the cost of the merger, the Company also issued an aggregate of 2,300,000 common stock purchase warrants, 1,200,000 warrants have an exercise price of $0.125 and the remaining 1,100,000 warrants have an exercise price of $0.025. All of the warrants are exercisable through November 12, 2006.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year. In addition, management believes that its current facilities will remain suitable as the main administrative offices for the next twenty-four (24) months. The Company does not have any additional facilities, and there are currently no proposed programs for the renovation, improvement or development of the properties currently being leased by the Company.

ITEM 7.  FINANCIAL STATEMENTS.



                               MULLER MEDIA, INC.
                              FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

                                  CONTENTS



INDEPENDENT AUDITORS' REPORT                             F-1


BALANCE SHEET                                            F-2


INCOME STATEMENT                                         F-3


STATEMENT OF COMPREHENSIVE INCOME                        F-4


STATEMENT OF STOCKHOLDERS' EQUITY                        F-5


STATEMENT OF CASH FLOWS                                  F-6


NOTES TO FINANCIAL STATEMENTS                            F-7-16


                          INDEPENDENT AUDITORS' REPORT



TO THE STOCKHOLDERS AND BOARD OF DIRECTORS
MULLER MEDIA, INC.

We have audited the accompanying balance sheet of MULLER MEDIA, INC. as of December 31, 2001, and the related statements of income, stockholders' equity and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MULLER MEDIA, INC. as of December 31, 2001, and the results of their operations and cash flows for the nine months then ended, in conformity with accounting principles generally accepted in the United States of America.



                                  MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                  Certified Public Accountants

New York, New York
February 22, 2002

                                MULLER MEDIA, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2001


BALANCE SHEET


     ASSETS
Current assets
  Cash and cash equivalents                                        $    952,906
  Accounts receivable, net of allowance for
   doubtful accounts of $52,582                                       1,925,678
  Securities available for sale                                          38,934
  Prepaid expenses                                                       27,723
                                                                   ------------
     Total current assets                                             2,945,241

Property and equipment, less accumulated
  depreciation and amortization of $107,575                               2,038

Accounts receivable, non-current                                        497,621
Deferred charges - payments to producers                                197,681
Deferred tax asset                                                       14,633
Advances to parent company                                              877,259
Goodwill, less accumulated amortization of $290,556                   1,343,880
Deposit                                                                   7,500
                                                                   ------------
   TOTAL ASSETS                                                    $  5,885,853
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses                             $     60,420
 Accrued income taxes                                                   313,633
 Due to producers                                                       192,055
 Deferred revenue, current portion                                    1,521,531
 Convertible note                                                       300,000
                                                                   ------------
   Total current liabilities                                          2,387,639
                                                                   ------------
Deferred revenue, less current portion                                  734,925
  Total liabilities                                                   3,122,564
                                                                   ------------
Commitments and contingencies                                                 -

Stockholders' equity
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized, no shares issued and outstanding                              -
  Common stock, $.001 par value; 20,000,000 shares
    authorized; 13,175,750 issued and outstanding                        13,176
  Additional paid-in capital                                          1,804,710
  Retained earnings                                                     955,539
  Unrealized loss on marketable securities                              (10,136)
                                                                   ------------
    Total stockholders' equity                                        2,763,289
                                                                   ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   5,885,853
                                                                  =============

The accompanying notes are an integral part of these financial statements.

                                 MULLER MEDIA, INC.
                                  INCOME STATEMENT
                 FOR THE NINE MONTHS ENDED DECEMBER 31, 2001


INCOME STATEMENT



Revenue                                                       $  4,216,278

Cost of revenue - producers' fees                                2,822,886
                                                              ------------
Net revenue                                                      1,393,392
                                                              ------------
Operating expenses
  Selling, general and administrative                              698,137
  Depreciation and amortization                                     61,521
  Bad debt                                                         214,096
                                                              ------------
    Total operating expenses                                       973,754
                                                              ------------
Income from operations                                             419,638

Other income (expenses)
  Interest income                                                  229,067
  Interest expense                                                 (4,028)
  Financing expense                                              (300,000)
                                                              ------------
    Total other income (expenses)                                 (74,961)
                                                              ------------
Income before income taxes                                         344,677
Income tax expense                                                (299,000)
                                                              ------------
Net income                                                    $     45,677
                                                              ============
Net income per common share
  Basic                                                       $          -
                                                              ============
  Diluted                                                     $          -
                                                              ============
Weighted average common shares
  Basic                                                        12,374,477
                                                              ============
  Diluted                                                      14,796,438
                                                              ============








The accompanying notes are an integral part of these financial statements.

                           MULLER MEDIA, INC.
                    STATEMENT OF COMPREHENSIVE INCOME
               FOR THE NINE MONTHS ENDED DECEMBER 31, 2001


STATEMENT OF COMPREHENSIVE INCOME



COMPREHENSIVE INCOME
Net income                                                           $   45,677

Net unrealized gain on available for sale securities                        546
                                                                    -----------
Comprehensive income                                                 $   46,223
                                                                     ==========
































The accompanying notes are an integral part of these financial statements.

                              MULLER MEDIA, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY





STATEMENT OF STOCKHOLDERS' EQUITY

                                                           Net
                                                        Unrealized
                                                          Gain
                 Common Stock   Additional              (Loss) on    Total
                 --------------  Paid-in    Retained   Marketable Stockholders'
                 Shares  Amount  Capital    Earnings   Securities   Equity
                 ------- ------ ------------ --------- ----------- ------------
Balance at
Apr 1, 2001    10,000,000  $10,000 $1,625,436 $ 909,862 $ (10,682) $2,534,616

Issuance of
stock upon
merger          2,200,750    2,201     (2,201)        -         -           -

Issuance of
stock for
services
rendered and
the issuance
of a note
in connection
with the merger  975,000      975        (975)        -        -            -

Cost incurred
in connection
with merger            -        -    (117,550)        -        -     (117,550)

Beneficial
conversion
feature on
convertible note       -       -      300,000         -        -       300,000

Unrealized
gain on
securities
available
for sale               -       -            -          -     546           546

Net income             -       -            -     45,677       -        45,677
              ----------  -------  ----------  ---------  ------    ----------
Balance at
Dec 31, 2001  13,175,750  $13,176  $1,804,710  $955,539   (10,136)  $2,763,289
              ==========  =======  ==========  ========   ========  ==========


The accompanying notes are an integral part of these financial statements.

                                MULLER MEDIA, INC.
                              STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED DECEMBER 31, 2001


STATEMENT OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $     45,677
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization                                                         61,521
    Bad debt expense                                                     52,582
    Imputed Interest on convertible note                                300,000
  (Increase) decrease in assets:
    Accounts receivable                                               1,746,940
    Prepaid expenses                                                (    27,723)
    Deferred charges                                                    852,319
    Deferred taxes                                                  (    14,633)
    Deposits                                                              2,800
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                25,784
    Due to producers                                                    192,055
    Accrued income taxes                                                313,633
    Deferred revenue                                                 (3,494,238)
                                                                   -------------
Net cash provided by operating activities                                56,717
                                                                  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in property and equipment                               (      2,268)
  Advances to affiliated company                                   (    648,908)
                                                                   -------------
Net cash used in investing activities                              (    651,176)
                                                                   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of convertible note                                          300,000
  Issuance of common stock                                         (    117,550)
                                                                   -------------
Net cash provided by financing activities                               182,450
                                                                    ------------
-NET DECREASE IN CASH                                               (   412,009)

CASH AND CASH EQUIVALENTS - BEGINNING PERIOD                          1,364,915
                                                                   -------------
CASH AND CASH EQUIVALENTS - ENDING PERIOD                          $    952,906
                                                                   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the nine months ended for -
    Interest paid                                                  $          -
                                                                   ============
   Income taxes paid                                               $          -
                                                                   ============



The accompanying notes are an integral part of these financial statements.

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Organization
           ------------
           Muller Media, Inc. was originally incorporated on February 1, 1982 in New York and subsequently, on June 9, 1998, became a wholly owned subsidiary of DCI Telecommunications, Inc. ("DCI") pursuant to a stock purchase agreement, through which DCI acquired 100% of the outstanding stock of the Company in exchange for 1,200,000 shares of common stock of DCI.

           Pursuant to the Agreement and Plan of Merger by and among Muller Media, Inc. (the "Company" or "Muller"), Business Translation Services, Inc. (the "Seller" or "BTS") and DCI Telecommunications, Inc. (the "Purchaser" or "DCI"), dated November 12, 2001 and the Share Purchase Agreement between the Purchaser and the Seller dated November 12, 2001, DCI purchased 10,000,000 shares ("Selling Shares"), of BTS common stock, accounting for 82% of BTS' issued and outstanding stock after the sale. As part of the cost of the merger, the Company also issued an aggregate of 2,300,000 common stock purchase warrants, 1,200,000 warrants have an exercise price of $0.125 and the remaining 1,100,000 warrants have an exercise price of $0.025. All of the warrants are exercisable through November 12, 2006. Immediately after the execution and delivery of the agreement, DCI caused Muller to merge with and into BTS. As a result of this transaction, DCI acquired and exercised control over a majority of the BTS' shares. Accordingly, for accounting purposes, the transaction has been treated as recapitalization of
           Muller, and, therefore, the financial statements represent a continuation of the accounting acquirer, Muller, not BTS, the legal acquirer:

           i) Muller is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book value.

           ii) Control of the net assets and business of BTS was acquired effective November 12, 2001 (the "Effective Date"). BTS had no significant operations prior to the acquisition. At the Effective Date, BTS had net assets of approximately $80.

           Effective with the merger, the Company changed its fiscal year end to December 31.

           Nature of Operations
           --------------------
           The Company packages motion pictures and other entertainment events and distributes them to the television and cable industry.

           Use of Estimates
           ----------------
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001



NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Revenue Recognition
           -------------------
           In accordance with SOP 00-2, revenue from the distribution of motion pictures and other entertainment events is recorded when the material is available for telecasting by the licensee and when other conditions are met.

           License agreements for the telecast of motion pictures and other entertainment events are routinely entered into in advance of their available date for telecast. Cash received in connection with such contractual rights for which revenue is not yet recognizable is classified as deferred revenue. Because deferred revenue generally relates to contracts for the licensing of motion pictures and other entertainment events which have already been produced, the recognition of revenue for such completed products is principally only dependent upon the commencement of the availability period for telecast under the terms of the related licensing agreement. The Company has executed license agreements totaling approximately $2,844,000, whose license periods will begin after December 31, 2001.

           The Company routinely advances participations to producers of motion pictures and entertainment events. According to SOP 00-2, these costs are charged to operations over their estimated revenue streams.

           Cash and Cash Equivalents
           -------------------------
           The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

           Concentration of Credit Risk
           ----------------------------
           The Company  places its cash in what it believes to be credit-worthy
           financial institutions.   However,  cash  balances  may  exceed FDIC
           insured levels at various times during the year.

           Contracts Receivable
           -------------------
           For financial reporting purposes, the Company utilizes the allowance method of accounting for doubtful accounts. The Company performs ongoing credit evaluations of its customers and, if required, maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current contracts
           receivable.   Uncollectible  accounts  are  written off against  the
           allowance accounts when deemed uncollectible.

           Property and Equipment
           ----------------------
           Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line basis.

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001



NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Property and Equipment (continued)
           ----------------------------------
           Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

           Fair Value of Financial Instruments
           -----------------------------------
           The Company's financial instruments consist of cash, accounts receivable, marketable securities, deferred charges, advances to former parent, accounts payable, deferred revenue, deferred income taxes and convertible note. The carrying amounts of cash, accounts receivable, accounts payable, deferred revenue, deferred income taxes and convertible note approximate fair value due to the highly liquid nature of these short-term instruments at December 31, 2001.

           Long-Lived Assets
           -----------------
           Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

           Goodwill
           --------
           Goodwill is being amortized to operations over 20 years. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and expected future operating income of that specified groups of assets and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by valuation techniques available in the circumstances.

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001



NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Income Taxes
           ------------
           Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

           Advertising Costs
           -----------------
           Advertising costs are charged to operations when incurred and are included in selling, general and administrative expenses. For the nine months ended December 31, 2001, advertising cost were immaterial.

           Earnings Per Share
           ------------------
           SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

           The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

           Investment in Equity Securities
           -------------------------------
           The Company accounts for its investments in equity securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This standard provides that available-for-sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders' equity until realized.

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001



NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           New Accounting Pronouncements
           -----------------------------
           In June 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The impact of the adoption of SFAS No. 141 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

           SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 142 effective January 1, 2002, will result in the elimination of approximately $82,000 of annual amortization. The Company does not expect to recognize any impaired goodwill as of January 1, 2002.

           In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS No. 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

           In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001



NOTE 2 -   MARKETABLE SECURITIES

           At December 31, 2001, marketable securities classified as available-for-sale are comprised as follows:

           Common stock
              Market securities, at cost        $      49,070
              Fair value at December 31, 2001          38,934
                                                -------------
              Unrealized loss                   $     (10,136)
                                                ==============

NOTE 3 -   ADVANCES TO AFFILIATED COMPANY

           Advances to former affiliated company consist of the following:

              Advances                            $ 1,378,216
              Tax credit due to affiliated company   (490,957)
                                                  -----------
                                                  $   887,259
                                                  ===========

NOTE 4 -   PROPERTY AND EQUIPMENT

           Property and equipment consist of the following:
                                                                 December 31,
                                                                      2001
                                                               ---------------
           Furniture, fixtures and equipment                   $      78,722
           Auto                                                       30,891
                                                               -------------
                                                                     109,613
           Less:  accumulated depreciation                           107,575
                                                               -------------
           Fixed assets - net                                  $       2,038
                                                               =============
           Depreciation expense recorded in
            the statement of operations                        $         230
                                                               =============

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001



NOTE 5 -   GOODWILL

           Goodwill                                               $1,634,436
           Less: Accumulated amortization                            290,556
                                                                  -----------
                                                                  $1,343,880
                                                                  ==========

           The goodwill arises from the acquisition of Muller Media, Inc. by DCI, the former parent company of Muller Media, Inc.

           The acquisition was accounted for as a purchase, effective June 9, 1998, upon the last payment by DCI. Cost in access of net assets acquired was recorded on Muller's books at $1,634,436 and is being amortized over 20 years.

           Amortization expense for the nine months ended December 31, 2001 was $61,291.

NOTE 6 -   CONVERTIBLE NOTE

           In connection with the merger with and into BTS, the Company issued a $300,000 convertible note for cash proceeds equal to the face amount. The note bears interest at 10% per year and is payable in three installments with interest, $75,000 on April 20, 2002, $100,000 on July 31, 2002 and $125,000 on October 31, 2002. The
           note is convertible, at any time, at the option of the holder. The conversion price is $0.50 per share, subject to adjustment for stock splits, stock dividends, recapitalization, etc. If the Company defaults in the payment of principal or interest when due, and such default is not cured within five calendar days following notice, then the Company shall issue to the holder, within five calendar days after demand, two million shares of Common Stock of the Company and the conversion price will be reduced by 50%.

           The holder must convert the payments due April 30, 2002 and July 31, 2002 into shares of common stock of the Company at the conversion price then in effect provided the holder has, prior to April 30, 2002, sold shares of the Company's common stock to net at least $250,000, and provided further that at the date of such conversion the Company is not in default of any of the terms and conditions of this Note or of any security agreement or other agreement executed in connection with the Note. The exercise of any warrants of other convertible instruments will not of itself contribute in any way to the net $250,000 referenced above, but any subsequent sale of common shares obtained as a result of such conversion or exercise will be applied towards the $250,000.

           The Company has attributed $300,000 to the beneficial conversion feature of the note and this amount has been reported as financing expense in the income statement.

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001



NOTE 7 -   DEFINED BENEFIT PLAN

           The Company's defined benefit plan was terminated, effective November 30, 2001 and the plan assets were distributed to the participants as of December 31, 2001. There were no contributions due for the 9 months ended December 31, 2001.

NOTE 8 -   COMMITMENTS AND CONTINGENCIES

           Operating Leases
           ----------------
           The Company leases office space and has 2 non-cancelable operating lease that expire on November 30, 2002 and June 30, 2004, respectively. Minimum future lease commitments under these leases are as follows:

                 Year                   Amount
                 1                      $76,510
                 2                       72,762
                 3                       36,918

           Employment Agreements
           ---------------------
           The Company has entered into employment agreements as follows:
           {circle} Two five-year agreements, each providing for an annual salary of $125,000, expiring November 2006.

           {circle}A three-year agreement, providing for an annual salary of $226,000, expiring June 2004.

           {circle}A renewable one-year agreement providing for an annual salary of $200,000.

NOTE 9 -  CAPITAL STOCK

      a) The Company is authorized to issue 5,000,000 shares of $.001 par value Preferred Stock, none of which were outstanding at December 31, 2001.

      b) On November 12, 2001, BTS issued 10,000,000 shares of $.001 par value common stock for all the shares of Muller. Before the transaction, there were 2,200,750 shares of BTS outstanding. After the transaction, the ownership of BTS was as follows:

                                                  Shares       Percent
           Original shareholders                2,200,750         18%
           Former owner of Muller              10,000,000         82%
                                               ----------        ----
                                               12,200,750        100%
                                               ==========        ====
                                      F-14

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001



NOTE 9 -  CAPITAL STOCK (Continued)

           Because the parent of Muller obtained control of BTS, the transaction would normally be considered a purchase by Muller. However, since BTS is not a business, the transaction is accounted for as a recapitalization of Muller and the issuance of stock by Muller (represented by the outstanding shares of BTS) for the assets and liabilities of BTS. The value of the net assets is the same as their historical book value.

      c) On November 12, 2001, the Company issued 975,000 shares of $0.001 par value common stock in consideration for services rendered in connection with the merger. These shares have been valued at this fair value of $117,550 and recorded as a cost of the merger and charged to additional paid-in capital.

NOTE 10 -  WARRANTS

           As part of the cost of the merger described in Note 1, the Company also issued an aggregate of 2,300,000 common stock purchase warrants, 1,200,000 warrants have an exercise price of $0.125 and the remaining 1,100,000 warrants have an exercise price of $0.025. All of the warrants are exercisable through November 12, 2006.


NOTE 11 -  INTEREST INCOME

           Interest income consists of the following:

               Discount earned on contracts receivable       $ 204,533
               Interest income from investments                 24,534
                                                             ---------
                                                             $ 229,067
                                                             =========

NOTE 12 -  INCOME TAXES

           The components of the provision for income taxes are as follows at December 31, 2001:

           Current tax expense
              U.S. Federal                         $      193,747
              State and local                             119,886
                                                   --------------
                 Total current                            313,633
                                                   ==============

           Deferred tax expense
              U.S. Federal                                  9,039
              State and local                               5,594
                                                   --------------
                 Total deferred                            14,633
                                                   --------------
           Total tax provision                     $      299,000
                                                   ==============


           A reconciliation between the federal statutory tax rate and the effective income tax rate is as follows:

              Statutory federal income tax rate                    34.0%
              Non-deductible expenses                              41.7
              State and local income taxes, net of federal taxes   10.9
                                                                   -----
                 Effective income tax rate                         86.6%

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001



NOTE 13 -  SUBSEQUENT EVENTS

           In February 2002, the Company entered into three consulting agreements for legal, general corporate and management, strategic planning and marketing consulting. The Company issued 400,000 shares of its $.001 par common stock in total for these services.






                                        F-16



-------------------------------------------------------------------------------




                              MULLER MEDIA, INC.
                        (A Wholly Owned Subsidiary of
                         DCI Telecommunications, Inc.)

                              REPORT ON AUDIT OF
                             FINANCIAL STATEMENTS

                      YEAR ENDED MARCH 31, 2001 AND 2000


CONTENTS

              CONTENTS                                     PAGE
              --------                                     ----


Independent Auditors' Report                               F-1
Financial Statements:
    Balance sheets                                         F-2
    Statements of Operations                               F-3
    Statement of Stockholder's Equity                      F-4
    Statements of Cash Flows                               F-5
    Notes to Financial Statements                          F-6-9

Feldman Sherb
----------------------------
Certified Public Accountants
805 Third Avenue
New York, NY 10022.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
Muller Media, Inc.

We have audited the accompanying balance sheets of Muller Media, Inc (A Wholly Owned Subsidiary of DCI Telecommunications, Inc.) as of March 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts
and disclosures in the  financial  statements.   An  audit also includes
assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Muller Media, Inc. as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


                                           Feldman Sherb
                                           Certified Public Accountants
New York, New York
November 30, 2001

                                 MULLER MEDIA, INC.
                                 ------------------
            (A Wholly Owned Subsidiary of DCI Telecommunications, Inc.)
            -----------------------------------------------------------

                                   BALANCE SHEETS
                                   --------------


BALANCE SHEETS

                                       ASSETS
                                       ------

                                                           MARCH 31,
                                                  ---------------------------
                                                      2001           2000
                                                  ------------   ------------
CURRENT ASSETS:
   Cash                                           $  1,364,915   $  1,085,940
   Marketable securities                                38,388         34,650
   Accounts receivable                               2,897,685      2,279,210
   Due from parent                                     228,351         15,900
   Prepaid expenses                                  1,050,000              0
                                                  ------------   ------------
      TOTAL CURRENT ASSETS                           5,579,339      3,415,700

FURNITURE AND EQUIPMENT, net                                 0          5,307

ACCOUNTS RECEIVABLE - LONG TERM                      1,325,136        849,310

GOODWILL                                             1,405,171      1,486,891

DEPOSITS                                                10,300         10,300
                                                  ------------   ------------
                                                  $  8,319,946   $  5,767,508
                                                  ============   ============

                   LIABILITIES AND STOCKHOLDER'S EQUITY
                   ------------------------------------

CURRENT LIABILITIES
   Accounts payable and accrued expenses          $     34,636   $    579,521
   Participations payable - current                          0      1,324,693
   Deferred revenue                                  5,750,694        107,216
                                                  ------------   ------------
      TOTAL CURRENT LIABILITIES                      5,785,330      2,011,430

PARTICIPATIONS PAYABLE - LONG TERM                           0        465,434

STOCKHOLDER'S EQUITY:
   Capital stock, no par value; authorized
      100 shares; issued and outstanding
      100 shares                                         1,000          1,000
   Additional paid-in capital                        1,634,436      1,634,436
   Retained earnings                                   899,180      1,655,208
                                                  ------------   ------------
      TOTAL STOCKHOLDER'S EQUITY                     2,534,616      3,290,644
                                                  ------------   ------------
                                                  $  8,319,946   $  5,767,508
                                                  ============   ============


                        See notes to financial statements

                               MULLER MEDIA, INC.
                               ------------------
          (A Wholly Owned Subsidiary of DCI Telecommunications, Inc.)
          -----------------------------------------------------------

                             STATEMENT OF OPERATIONS
                             -----------------------


STATEMENT OF OPERATIONS

                                                         For the Year Ended
                                                              March 31,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------
Net sales                                             $1,375,085   $2,742,245

Cost of sales                                          1,005,392    1,649,739
                                                      ----------   ----------

Gross profit                                             369,693    1,092,506

Operating expenses:
  Selling, general and administrative                    347,651      397,228
  Salaries and compensation                              769,701      632,458
  Professional and consulting fees                        20,523       59,000
  Depreciation and amortization                           87,026       90,268
                                                      ----------   ----------
                                                       1,224,901    1,178,954

Net loss from operations                                -855,208      -86,448

Interest income                                          454,241      324,701
                                                      ----------   ----------
Income (loss) before income taxes and
  cumulative effect of change in accounting principle   -400,967      238,253
                                                      ----------   ----------

Benefit (provision) for income taxes                      93,000     -135,000

Cumulative effect of change in accounting principle     -448,061            0
                                                      ----------   ----------

Net income (loss)                                     $ -756,028   $  103,253
                                                      ==========   ==========


                                 MULLER MEDIA, INC.
                                 ------------------
            (A Wholly Owned Subsidiary of DCI Telecommunications, Inc.)
            -----------------------------------------------------------

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  --------------------------------------------



STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                        Additional                 Total
                               Capital   Paid-In      Retained  Stockholders'
                                Stock    Capital      Earnings     Equity
                               -------- ----------  ----------- -------------
BALANCE AT APRIL 1, 2000       $  1,000  1,634,436  $ 1,551,955 $   3,187,391

   Net income                         0          0      103,253       103,253
                               -------- ----------  ----------- -------------

BALANCE AT MARCH 31, 2000         1,000  1,634,436    1,655,208     3,290,644

   Net loss                           0          0     -756,028      -756,028
                               -------- ----------  ----------- -------------

BALANCE AT MARCH 31, 2001      $  1,000  1,634,436  $   899,180 $   2,534,616
                               ======== ==========  =========== =============


                                 MULLER MEDIA, INC.
                                 ------------------
            (A Wholly Owned Subsidiary of DCI Telecommunications, Inc.)
            -----------------------------------------------------------

                             STATEMENT OF CASH FLOWS
                             -----------------------


STATEMENT OF CASH FLOWS

                                                         For the Year Ended
                                                              March 31,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                   $ -756,028   $  103,253
                                                      ----------   ----------
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                         87,026       90,268

Changes in operating assets and liabilities:
    Accounts receivable                               -1,094,301      567,170
    Prepaid expenses                                 -1,050,000       58,769
    Due from parent                                     -212,451     -233,778
    Accounts payable                                    -544,884       14,036
    Participations' payable                           -1,790,127     -928,011
    Deferred revenue                                   5,643,478       77,216
                                                      ----------   ----------
        Total adjustments                              1,038,741     -354,330
                                                      ----------   ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      282,713     -251,077
                                                      ----------   ----------

CASH FLOW FROM INVESTING ACTIVITIES
    Marketable securities                                 -3,738        8,140
                                                      ----------   ----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES       -3,738        8,140
                                                      ----------   ----------

NET INCREASE (DECREASE) IN CASH                          278,975     -242,937

CASH AT BEGINNING OF YEAR                              1,085,940    1,328,877
                                                      ----------   ----------

CASH AT END OF YEAR                                   $1,364,915   $1,085,940
                                                      ==========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Income taxes paid                               $   20,025   $   45,215
                                                      ==========   ==========


                              MULLER MEDIA, INC.
                              ------------------
                        (A Wholly Owned Subsidiary of
                         DCI Telecommunications, Inc.)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                      YEARS ENDED MARCH 31, 2001 AND 2000
                      -----------------------------------

1.    ORGANIZATION
      ------------

      Muller Media, Inc. a New York Corporation ("Muller" or the "Company") is a distributor of syndicated programming and motion pictures to the television and cable industry. Muller was acquired by DCI Telecommunications, Inc. ("DCI") on November 26, 1996 in a stock purchase agreement to for 100% of the Company's outstanding common stock for 1,200,000 shares of DCI common stock. The DCI stock was valued at $2.50 per share or $3,000,000. Per the agreement Muller exercised its option to put the stock back to the Company for $3,000,000. The Company repurchased the shares in March and June 1998. Goodwill of $1,634,436 was recognized in this transaction. Accumulated amortization as of March 31, 2001 was $229,265.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

            A.  Revenue  Recognition - Revenue from the distribution of  motion
                --------------------
      pictures and other entertainment events is recognized upon commencement of the station's licensing period. Muller has executed license agreements totaling approximately $1,283,000 whose license period begins after March 31, 2001. The related expense is recorded as the revenue is recognized. In addition Muller advances funds to producers of motion pictures and entertainment events. These advances are charged to operations by amortizing them over their estimated revenue streams. Interest income is imputed on revenues earned over periods in excess of one year.

            B. Allowance for Bad debts - The Company  writes off all bad debts.
               -----------------------
      Accounts  receivable  at  March  31,  2001  and  2000  are   all   deemed
      collectible.

                              MULLER MEDIA, INC.
                              ------------------
                        (A Wholly Owned Subsidiary of
                         DCI Telecommunications, Inc.)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

            C. Furniture and Equipment - Furniture and equipment are carried at
               -----------------------
      cost. Depreciation is computed using the straight-line method over the estimated useful lives of the asset which range from 5 to 7 years. The Company has $107,347 of furniture and equipment as of March 31, 2001 and 2000. Depreciation expense was $5,306 and $7,723 for the years ended March 31, 2001 and 2000, respectively. These assets are fully depreciated as of March 31, 2001.

            D. Marketable Securities - Investments in marketable securities are
               ---------------------
      categorized as either trading, available-for-sale or held to maturity. As of March 31, 2001 and 2000 the Company had only available-for-sale securities, which are stated at fair value, with unrealized gains and losses reported in stockholder's equity. As of March 31, 2001 and 2000 marketable securities consisted of mutual funds in the amount of $38,388 and $34,650, respectively.

            E. Use of Estimates - The preparation of the  financial  statements
               ----------------
      in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

            F.  Income  Taxes  -  Deferred income taxes are determined  on  the
                -------------
      liability method in accordance  with   the  Statement  of  Financial
      Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The Company elects to file a consolidated tax return with its parent.

            G.   New  Accounting  Pronouncements  -  In  March 2001 the Company
                 ---------------
      changed its accounting method for the recording of licensing arrangements with its stations based on the conditions set forth by Accounting Standards Executive Committee of the AICPA in SOP 00-2 "Accounting by producers or Distributors of Films". The Company retroactively applied this adoption effective April 1, 2000. The effect of the change for year ended March 31, 2001 was to decrease income by $448,061. The adjustment is included in net loss for year ended March 31, 2001.

      In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," which became effective in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

                              MULLER MEDIA, INC.
                              ------------------
                         (A Wholly Owned Subsidiary of
                         DCI Telecommunications, Inc.)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is not expected to have a material effect on the Company's financial position or operations.

            H.  Fair Value of Financial Instruments  -  The respective carrying
                -----------------------------------
      value of certain on-balance-sheet financial instruments approximated their fair values. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt, which approximates its carrying value, is estimated based upon the quoted market prices for the same or similar debt instruments or on the current rates offered to the Company for debt of the same remaining maturities.

            I.   Deferred Revenue - Deferred revenue consists of motion picture
                 ----------------
      license fees  from  executed  license  arrangements.   These fees will be
      recognized as revenue in future periods when certain conditions are met.

            J.  Asset Impairment - The Company evaluates the recoverability and
                ----------------
      carrying value of its long-lived assets at each balance sheet date, based on guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be disposed Of. Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. The Company did not recognized any charges of during the year ending March 31, 2001 and 2000, respectively for asset impairment.

                              MULLER MEDIA, INC.
                              ------------------
                         (A Wholly Owned Subsidiary of
                         DCI Telecommunications, Inc.)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
3.    INCOME TAXES
      ------------

      The Company elects to file a consolidated tax return with its parent. Taxes have been provided as if the Company files a separate tax return.

4.    COMMITMENTS
      -----------

      LEASES

      Muller leases office space and had a noncancelable operating lease that expired in June 1999. In May, 1999 the Company exercised an option to renew this lease for an additional two years at an increased annual rent of 10% per annum. The annual rent under this lease is $49,500. In addition the lease has an escalation clause relating to real estate taxes. Future minimum rental commitments due on noncancelable leases is $9,900 through December 31, 2001.

      During the year ended March 31, 2001 and 2000 rent expense was $50,007 and $55,863, respectively.


      EMPLOYMENT AGREEMENTS

      Muller has employment agreements with certain officers that requires Muller to pay minimum compensation of approximately $550,000 per year. These contracts expire in June 2002 with a one year extension at the employee's option.

-------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company filed a Current Report dated March 14, 2002 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account."

There were no disagreements between the Company and its former CPA, G. Brad Beckstead on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of G. Brad Beckstead, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

On March 18, 2002 the Registrant engaged Merdinger, Fruchter, Rosen &
Corso, P.C. as its principal accountant to audit the Registrant's financial statements as successor to G. Brad Beckstead. During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted Merdinger, Fruchter, Rosen & Corso, P.C. regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did Merdinger, Fruchter, Rosen & Corso, P.C. provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted Merdinger, Fruchter, Rosen & Corso, P.C.
on any matter that was the subject of a disagreement or a reportable event.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of Muller Media, Inc.:


Name                  Age    Position(s) with the Company
----                  ---    ----------------------------
John J Adams           62    Chairman, Chief Executive Officer and
                             Director

Robert Muller          62    Vice Chairman

Daniel Mulholland      59    President, Chief Operating Officer

Clifford Postelnik     57    Vice President, General Counsel, Secretary and
                             Director

Robert Resker          63    Director


John J Adams and Clifford Postelnik were officers of the Muller Media Inc that merged with Business Translation Services Inc. In addition, John J Adams and Clifford Postelnik were officers and directors of DCI Telecommunications, under which The Plan of Merger and Conversion was effectuated. Under the Share Purchase Agreement of November 12, 2001 which governs the transaction between DCI Telecommunications Inc. and Business Translation Services Inc. Mr. Adams and Mr. Postelnik together with Robert Resker were appointed to the Board of Directors of Business Translation Services, Inc. to replace the former Directors who resigned. On November 12, 2001, namely, Kelly Johnson and John Cavanaugh resigned from the Board of Directors.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of Muller Media, Inc.

Backgrounds of Company Directors and Executive Officers


John J. Adams, Chairman of the Board and CEO
--------------------------------------------

John J Adams was elected to serve on the board of directors and has served as our Chairman & Chief Executive Officer since November 12, 2001. Prior to joining us, Mr. Adams was the Chairman and CEO of DCI Telecommunications, Inc. From 1999 to 2001 Mr. Adams served as President and CEO of DCI; from 1996 to 1999, Mr. Adams was the Vice President and Chief Marketing Officer of DCI, an international telecommunications company. From 1993 through 1995, Mr. Adams was the President of Validation Services, Inc. and Vice-president of Marketing for R&D Scientific Corporation. Prior experience included the Presidency of Prevent Chemicals and various sales and marketing management positions in the medical manufacturing and distribution field. Mr. Adams also had early career experience in the film production and distribution industry

Robert B. Muller, Vice-Chairman
-------------------------------

Robert B. Muller, is currently Vice-Chairman and had served as President/CEO of Muller Media Inc., since its inception in January 1982, through June 2001.

In 1970, Mr. Muller was instrumental in starting a new television distribution company, Gold Key Entertainment, Inc., at the time, a division of Vidtronics, Co., a wholly owned subsidiary of Technicolor, Inc. (subsequently merged with Four Star Entertainment). Starting out as their National Sales Manager, Mr. Muller worked his way up to Vice President and then to President of the organization, where he remained until starting Muller media in 1982. Under his leadership, Gold Key became one of the leading independent television distribution companies.

He started in the television industry back in 1967 as Regional Sales Manager for Commonwealth United Corporation; at that time, a large theatrical and television production/distribution company.


Daniel E. Mulholland, President and Chief Operating Officer
-----------------------------------------------------------

Daniel E. Mulholland, assumed the Presidency and became Chief Operating Officer in June 2001. He was previously Executive Vice President of Muller Media, Inc., since 1984 and has over 25 years experience in the syndication, broadcasting and advertising industry. He joined Muller Media, Inc. (MMI) in 1984. Previously he had been President of the Delta Television Group.
DTG specialized in the syndication and distribution of feature films and programs to all media worldwide. DTG was also involved in numerous co-ventures with such firms as New York Times Syndication, Silverbach-Lazarus, NCM Entertainment, Limehouse Studios (London) and Alpine Pictures (London).

Mr. Mulholland As a partner in American Television Syndication (1980-1983), was responsible for the production and worldwide distribution of such television series as "An Evening at the Improv," "Lorne Greene's New Wilderness," "The Ed Allen Exercise Show," "The Grand Prix All Star Show," and "Hollywood Teen".

Prior to 1980, Mr. Mulholland's experience included three years with Gold Key Entertainment as Account Executive and National Sales Manager. From 1976-1977 he was with WPIX-TV, New York, as Account Executive with major agency and local advertising sales responsibilities. Mr. Mulholland spent 1968-1976 with John Blair & Co., New York (leading television station representative), as Sales Manager and Account Executive. He also was a Senior Media Buyer and Planner for Ted Bates & Co., New York from 1966-1968.


Clifford S. Postelnik, Vice President, General Counsel and Secretary
--------------------------------------------------------------------

Clifford S. Postelnik has served as our Vice President, General Counsel and Secretary since November 12, 2001 and was elected to serve on the board of directors. Prior to joining us, Mr. Postelnik was the Managing Director of European Operations for Fone.com. From 1997 until 1999, when he joined Fone.com, Mr. Postelnik was the vice president of sales of Edge Communications, Inc., a prepaid phone card issuer. From 1995 until 1997, Mr. Postelnik was a vice president of Accent Communications, Inc., a long distance reseller. Prior to joining Accent, Mr. Postelnik had a 30-year career in bilateral carrier contract negotiations and marketing to the tour and travel industry, airlines and hotels in Europe, Africa and the Far East.


Robert Resker, Director
-----------------------

Robert Resker has served as a director since November 12,2001. Mr Resker is presently the sole proprietor of VKR Services an electronic manufacturers representative firm. Mr.Resker served as Principal and President of K&R Engineering Sales Corp. from 1973 until 1999. Mr Resker has also been active as an elected public official both in Mt. Olive and Allamuchy Townships, NJ.

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

ITEM 10.  EXECUTIVE COMPENSATION.




Compensation of Executive Officers:

                                 Summary Compensation Table
                                                                    Long-Term
                                                                   Compensation
                                                                      Awards
                               Annual Compensation       Other      Securities
                                                         Annual     Underlying
Name and Principal Position      Salary($) Bonus($)    Comp.($)     Options(#)
---------------------------     --------- --------    --------      ----------
John J. Adams
Chairman of the Board
and CEO                          125,000     None        None        None

Robert B. Muller
Vice-Chairman                    200,000     None        None        None

Daniel E. Mulholland
President
Chief Operating Officer          226,000     None        None        None

Clifford S. Postelnik
Vice President
General Counsel
Secretary                        125,000     None        None        None

Robert Resker
Director                          None       None        None        None

Compensation of Directors

Employment Contracts and Termination of Employment and Change-in-Control Arrangements. (See Exhibits 10.1, 10.2, 10.3, and 10.4 entitled "Employment Agreements.")

When we completed the Plan of Merger and Conversion with Muller Media Inc., on November 12, 2001, John J Adams became the Chairman and Chief executive Officer of Business Translation Services Inc, which subsequently changed its
Name to Muller Media, Inc.   Mr. Adam's has a five year evergreen employment
agreement whereupon he would be paid an annual salary of $125,000.
(See Exhibit 10.1 "Employment Agreement.")

In addition, Clifford S Postelnik upon completion of the Plan of Merger and Conversion became Vice President , General Counsel and Secretary of Business Translation Inc. Mr Postelnik has a five year evergreen employment agreement whereupon he would be paid an annual salary of $125,000. (See Exhibit 10.2 "Employment Agreement.")

Mr. Muller has an existing employment agreement renewable on a year to year basis to be paid an annual salary of $200,000.

Mr. Mulholland also has an existing employment agreement for a three year period beginning June 9, 2001 to be paid an annual salary of $226,000. ((See Exhibit 10.3 "Employment Agreement.")

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning stock ownership of
(i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five percent (5%) of the Common Stock.




                                                                    Percent of
                                             Number of             Outstanding
                                              Common       Right     Shares of
Name(1)                      Position     Shares Owned  to Acquire     Class
-------                      --------     ------------  ----------  ----------
John J. Adams(1)            Chairman/CEO   See note below
Robert B. Muller(2)         Vice Chairman            0     None          0.0%
Daniel E. Mulholland(3)     Pres./COO                0     None          0.0%
Clifford S. Postelnik(4)    VP/General
                            Counsel/Sec.   See note below
Robert Resker(5)            Director                 0     None          0.0%
DCI Tele-
   communications, Inc.(6)  Shareholder     10,000,000    See note (9)  75.9%
Virtual Funds, Inc.(7)      Shareholder      2,027,000    1,200,000(10) 15.4%
Equity Securities(8)        Shareholder        700,000    1,100,000      5.3%
--------------------------  -----------     ----------    ---------    ------

All officers and directors as a
group (5 persons)



(1) John J. Adams, 11 East 47th Street, Third Floor, New York, New York 10017. Mr. Adams owns 250,000 shares of common stock of DCI Telecommunications, which now owns 10,000,000 shares of our common stock.

(2)  Robert B. Muller, 11 East 47th Street, Third Floor, New York, New York
10017.

(3) Daniel E. Mulholland, 11 East 47th Street, Third Floor, New York, New York 10017.

(4) Clifford S. Postelnik, 11 East 47th Street, Third Floor, New York, New York 10017. Mr. Postelnik owns 200,000 shares of common stock of DCI which now owns 10,000,000 common shares of our capital stock.

(5)  Robert Resker, 11 East 47th Street, Third Floor, New York, New York
10017.

(6) The address of DCI Telecommunications, Inc. is 488 Schooley's Mountain Road, New Jersey 07840.

(7) The address of the Virtual Funds Inc., is 6462 City West Parkway, Suite 175, Eden Prairie, Minnesota 55344.

(8) The address for Equity Securities Investments, Inc. is Golden Hills Office Center, 701 Xenia Avenue South, Suite 100, Golden Valley, MN 55416

(9) On November 12, 2001, DCI Telecommunication purchased 10,000,000 shares of Business Translation Services common stock, accounting for 82% of Business Translation Services' issued and outstanding stock after the sale. As part of the cost of the merger, the Company also issued an aggregate of 2,300,000 common stock purchase warrants, 1,200,000 warrants have an exercise price of $0.125 and the remaining 1,100,000 warrants have an exercise price of
$0.025.   All of the warrants are exercisable through November 12, 2006.

(10) On November 12, 2001, the Virtual Fund acquired beneficial ownership of 2,075,000 additional shares of the Issuer's common stock in a privately negotiated transaction as follows: Virtual Fund made a $300,000 loan to the Issuer pursuant to a Convertible Promissory Note. At the initial conversion price of $0.50 per share, the Note is convertible into 600,000 shares of Common Stock. In connection with this loan, the Virtual Fund received an additional 275,000 shares of Common Stock and a warrant to purchase 1,200,000 shares of Common Stock at a price per share of $0.125. Therefore, Virtual Fund beneficially owns 3,827,000 shares of Common Stock of the Issuer, constituting approximately 25.6% of the outstanding Common Stock of the Issuer, based on 13,175,750 shares outstanding after completion of the transactions. The shares beneficially owned by the Reporting Person include (i) 2,027,000 shares that are currently outstanding, (ii) 600,000 shares that could be acquired by Virtual Fund upon conversion of a promissory note, and (iii) 1,200,000 shares that could be acquired by the Reporting Person upon exercise of common stock purchase warrants.

B.  Persons Sharing Ownership of Control of Shares

    No person other than DCI Telecommunications, Inc., Virtual Funds Inc. and Equity Securities Investments, Inc. own or shares the power to vote five percent (5%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

E.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution, the Company hired the professional services of Merdinger, Fruchter, Rosen & Corso, P.C., Certified Public Accountants, to perform audited financials for the Company. Merdinger, Fruchter, Rosen & Corso, P.C., owns no stock in the Company. The company has no formal contracts with its accountant, they are paid on a fee for service basis.

John J Adams, our Chief Executive Officer, Chairman and director, was formerly a director of Muller Media Inc., and the Chairman and Chief executive Officer of DCI, from whom we merged with Muller Media Inc.. Mr. Adams owns 250,000 shares of common stock of DCI, which now owns 10,000,000 shares of our common stock.

Clifford S. Postelnik, our Secretary and General Counsel was formerly a Director of Muller Media Inc. prior to the merger as well as Secretary and General Counsel of DCI Telecommunications, Inc. Mr. Postelnik owns 200,000 shares of common stock of DCI which now owns 10,000,000 common shares of our capital stock.

As consideration for the merger of Muller Media, Inc., we issued 10,000,000 shares of our common stock to DCI, the former parent of Muller Media Inc. Consequently, DCI now owns approximately 80.2% of our outstanding shares of common stock. We also assumed certain liabilities of DCI in the Merger of Muller Media Inc.

The Company has no official policy regarding material transactions between its directors and officers. The Company generally seeks to have any such transaction approved or ratified by a majority of our directors who lack a personal interest in the matter. Since the Company has only three directors, that approval or ratification is not always available.

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

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

  4.1    Sample of Stock Certificate (1)

(10)     Material Contracts

  10.1   Employment Agreement with John J. Adams (2)
  10.2   Employment Agreement with Clifford S. Postelnik (2)
  10.3   Employment Agreement with Daniel Mulholland (2)
  10.4   Employment Agreement with Robert Muller (2)

(23)     CONSENT OF EXPERTS AND COUNSEL

  23.1  Letter of Consent from G. Brad Beckstead, CPA (1)

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule (1)
----------------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on June 19, 2000, and incorporated herein by reference.

(2)  This filing.

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated October 30, 2001, pursuant to Item 1 ("Change in Control of Registrant") and Item 5 ("Other Materially Important Events"), entitled "Change in Corporate address."

The Company filed a Current Report dated November 12, 2001, pursuant to Item 1 ("Change in Control of Registrant") and Item 5 ("Other Materially Important Events"), entitled "Change in Corporate Directors."

The Company filed a Current Report dated November 12, 2001, pursuant to
Item 5 ("Other Materially Important Events"), and Item 7 ("Exhibits") entitled Agreement and Plan of Merger."

The Company filed a Current Report dated March 14, 2002, pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account" and pursuant to Item 7 ("Exhibits") entitled "Letter regarding Change in Certifying Accountant." See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting."

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 5, 2002                 Muller Media, Inc.

                                     /s/ John J. Adams
                                     ---------------------
                                     Chairman of the Board
                                     CEO and Director

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 5, 2002                 Muller Media, Inc.

                                     /s/ Clifford Postelnik
                                     -------------------------------
                                     Vice President, General Counsel,
                                     Secretary and Director