Form 10QSB
period 2002-03-31
MULLER MEDIA INC
filed 2002-05-20
CIK 1107262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

               For the quarterly period ended March 31, 2002
--------------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------------

                      Commission File Number: 0-30829
--------------------------------------------------------------------------------

                              Muller Media, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                             88-0430189
-------------------------------                           ------------------
(State or other jurisdiction of                             (IRS Employer
incorporation  or  organization)                          Identification No.)

  11 East 47th Street, Third Floor, New York, New York           10017
  ----------------------------------------------------         ----------
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

                                                         Yes [ ]  No [ ]

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 13,575,750 issued and outstanding as of March 31, 2002. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of March 31, 2002.


Traditional Small Business Disclosure Format (check one) Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Independent Accountant's Report......................   5
          Balance Sheet.......................................    6
          Income Statement....................................... 7
          Statement of Comprehensive Income...................... 8
          Statements of Cash Flows..............................  9
          Notes to Financial Statements........................ 10-17

Item 2.  Management's Discussion and Analysis of Plan
         of Operation.........................................   18

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................   23

Item 2.   Changes in Securities and Use of Proceeds...........   23

Item 3.   Defaults upon Senior Securities.....................   23

Item 4.   Submission of Matters to a Vote
          of Security Holders.................................   23

Item 5.   Other Information....................................  23

Item 6.   Exhibits and Reports on Form 8-K.....................  24

Signatures.....................................................  25

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

As prescribed by Item 310 of Regulation S-B, the independent accountant's report has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2002, follow.

                       INDEPENDENT ACCOUNTANT'S REPORT

To the Stockholders and Board of Directors
Muller Media, Inc.


We have reviewed the accompanying balance sheet of Muller Media, Inc. as of March 31, 2002, and the related statements of income, comprehensive income and cash flows for the three months then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2001, and the related statements of income, comprehensive income, stockholders equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2002, we expressed an unqualified opinion on those consolidated financial statements.

In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



                                    MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                    Certified Public Accountants


New York, New York
May 17, 2002

                                MULLER MEDIA, INC.
                                 BALANCE SHEETS
                AS OF MARCH 31, 2002 AND DECEMBER 31, 2001


BALANCE SHEETS

     ASSETS                                  March 31, 2002    December 31, 2001
                                               (Unaudited)         (Audited)
Current assets
   Cash and cash equivalents                 $      886,475              952,906
   Accounts receivable, net of allowance for
     doubtful accounts of $88,115                 2,641,732            1,925,678
   Securities available for sale                     38,136               38,934
   Prepaid expenses                                 121,478               27,723
                                             --------------    -----------------
 Total current assets                              3,687,821            2,945,241

Property and equipment, less accumulated
   depreciation and amortization                      3,851                2,038

Accounts receivable, non-current                  1,360,891              497,621
Deferred charges - payment to producers                   -              197,681
Deferred tax asset                                   21,640               14,633
Advances to parent company                          921,201              877,259
Goodwill, less accumulated amortization
   of $290,556                                    1,343,880            1,343,880
Deposit                                               7,500                7,500
                                             --------------    -----------------
TOTAL ASSETS                                 $    7,346,784    $       5,885,853
                                             ==============    =================
 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses     $       79,595    $          60,420
   Accrued income taxes                             333,936              313,633
   Due to producers                                 493,054              192,055
   Deferred revenue, current portion              2,047,742            1,521,531
   Convertible note                                 300,000              300,000
                                             --------------    -----------------
Total current liabilities                         3,254,327            2,387,639
                                             --------------    -----------------
Deferred revenue, less current portion              950,414              734,925
                                             --------------    -----------------
Total liabilities                                 4,204,741            3,122,564
                                             --------------    -----------------
Commitments and contingencies                             -                    -

Stockholders' equity
   Preferred stock, $.001 par value;
      5,000,000 shares authorized, no
      shares issued and outstanding                       -                    -
   Common stock, $.001 par value;
      20,000,000 shares authorized;
      13,575, 750 and 13,175,750 shares
issued and outstanding at March 31,
2002 and December 31,2001,respectively               13,576               13,176
   Additional paid-in capital                     2,170,610            1,804,710
   Retained earnings                                968,791              955,539
   Unrealized loss on marketable securities        (10,934)             (10,136)
                                             --------------    -----------------
Total stockholders' equity                        3,142,043            2,763,289
                                             --------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    7,346,784    $       5,885,853
                                             ==============    =================

The accompanying notes are an integral part of these financial statements.

                                 MULLER MEDIA, INC.
                                  INCOME STATEMENT
                 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


INCOME STATEMENT

                                                  March 31, 2002  March 31, 2001
                                                    (Unaudited)     (Unaudited)
Revenue                                           $    1,688,675  $     275,059

Cost of revenue - producers' fees                        921,733        173,590
                                                  --------------  -------------

Net revenue                                              766,942        101,469

Operating expenses
    Selling, general and administrative                  731,643        336,136
    Depreciation and amortization                            190         20,430
    Bad debt                                              35,533        102,386
                                                  --------------  -------------
        Total operating expenses                         767,366        458,952

(Loss) from operations                                      (424)      (357,483)

Other income (expenses)
   Interest income                                        37,750        140,886
   Interest expense                                      (10,779)             -
                                                  --------------  -------------
Total other income (expenses)                             26,971        140,886
                                                  --------------  -------------

Income (loss) before income taxes and cumulative
 effect of change in accounting principle                 26,547       (216,597)
Income tax (provision) benefit                           (13,296)        93,000
Cumulative effect of change in accounting principle            -       (448,061)
                                                  --------------  --------------
Net income (loss)                                 $       13,251  $    (571,658)
                                                  ==============  ==============
 Net income per common share
    Basic                                         $            -  $     (5,717)
                                                  ==============  =============

    Diluted                                       $            -  $     (5,717)
                                                  ==============  =============

Weighted average common shares
    Basic                                             13,575,890            100
                                                  ==============  =============

    Diluted                                           15,573,829            100
                                                  ==============  =============

The accompanying notes are an integral part of these financial statements.

                              MULLER MEDIA, INC.
                      STATEMENT OF COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


STATEMENT OF COMPREHENSIVE INCOME

                                                  March 31, 2002  March 31, 2001
                                                    (Unaudited)     (Unaudited)
Net income (loss)                                        $13,251      ($571,658)
Net unrealized gain (loss) on securities
 available for sale                                        (798)          3,476
                                                  --------------  --------------

Comprehensive income (loss)                       $       12,453  $    (568,182)
                                                  ==============  ==============

The accompanying notes are an integral part of these financial statements.

                                  MULLER MEDIA, INC.
                              STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


STATEMENTS OF CASH FLOWS

                                                  March 31, 2002  March 31, 2001
                                                    (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ( loss)                              $       13,251  $    (571,658)
  Adjustments to reconcile net income(loss) to
    net cash provided by operating activities:
    Depreciation and amortization                            190         20,430
      Bad debt expense                                    35,533        102,386
      Issuance of common stock for services              366,300              -
 (Increase) decrease in assets:
   Accounts receivable                                (1,614,857)       643,759
   Prepaid expenses                                      (93,755)             -
   Deferred charges                                      197,681     (1,050,000)
   Deferred tax asset                                     (7,007)             -
Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                 19,175         29,555
    Due to producers                                     300,999     (3,490,515)
     Accrued income taxes                                 20,303     (1,277,070)
     Deferred revenue                                    741,700      5,750,694
                                                  --------------  --------------
 Net cash provided by (used in) operating
    activities                                          (20,487)        157,581
                                                  --------------  --------------

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
  Increase in property and equipment                     (2,002)              -
  Advances to affiliated company                        (43,942)       (205,000)
                                                  --------------  --------------

Net cash (used in) investing activities                 (45,944)       (205,000)
                                                  --------------  --------------

NET (DECREASE) IN CASH                                  (66,431)        (47,419)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         952,906       1,412,334
                                                  --------------  --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD         $     886,475   $   1,364,915
                                                  ==============  ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
     Interest                                     $       3,278   $           -
                                                  ==============  ==============
   Income taxes                                   $           -   $           -
                                                  ==============  ==============

The accompanying notes are an integral part of these financial statements.

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
Organization
------------
Muller Media, Inc. was originally incorporated on February 1, 1982 in New York and subsequently, on June 9, 1998, became a wholly owned subsidiary of DCI Telecommunications, Inc. ("DCI") pursuant to a stock purchase agreement, through which DCI acquired 100% of the outstanding stock of the Company in exchange for 1,200, 000 shares of common stock of DCI.

Pursuant to the Agreement and Plan of Merger by and among Muller Media, Inc. ( "Company" or "Muller"), Business Translation Services , Inc. (the "Seller" or "BTS") and DCI Telecommunications, Inc. (the "Purchaser" or "DCI") dated November 12, 2001 and the Share Purchase Agreement between the Purchaser and the Seller dated November 12, 2001, DCI purchased 10,000,000 ("Selling Shares"), of BTS common stock, accounting for 82% of BTS' issued and stock after the sale. As part of the cost of the merger, the Company also issued an aggregate 2,3000,000 common stock purchase warrants, 1,200,000 warrants have an exercise price of $0.125 and the remaining 1,100,000 warrants have an exercise
price  of  $0.025.   All  of the warrants are exercisable through November  12,
2006. Immediately after the execution and delivery of the agreement, DCI caused
Muller to merge with and into  BTS.   As a result of this transaction
DCI acquired and exercised control over a majority of the BTS' shares. Accordingly, for accounting purposes, the transaction has been treated as recapitalization of Muller, and, therefore, the financial statements represent a continuation of the accounting acquirer, Muller, not BTS, the legal acquirer:

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


Nature of Operations
--------------------
The Company packages motion pictures and other entertainment events and distributes them to the television stations and cable networks.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002
                                  (continued)

NOTE 1 - SUMMARY OF SIGNIFIICANT ACCOUNTING POLICIES (continued)

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


Cash and Cash Equivalents
--------------------------
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
----------------------------

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.


Accounts Receivable
-------------------
License contracts, generally ranging from 24 to 36 months, are discounted at a risk-free rate of interest to their present value. Discount on these licenses is amortized over the lives of the contracts and included in interest income.

For financial reporting purposes the company utilizes the allowance method of accounting of doubtful accounts. The Company performs ongoing credit evaluations of its customers and, if required, maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible.


Goodwill
--------
Through December 31, 2001, goodwill was amortized over 20 years.  In July 2001,
the  Financial  Accounting  Standards  Board  ("FASB")   issued Statement  of
Financial Accounting Standards No. 142 ("SFAS") which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an in indefinite useful life will be subject to annual review for impairment. The new standard was effective for Muller Media, Inc. in the first quarter of 2002. The company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002
                                  (continued)

NOTE 1 - SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES (continued)


Property and Equipment
----------------------
Property and equipment are  stated  at  cost.   Depreciation is provided for in
amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line bases.

Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist of cash, accounts receivable, marketable securities, deferred charges, advances to former parent, accounts payable, deferred revenue, deferred income taxes and convertible note. The carrying amounts of cash, accounts receivable, accounts payable, deferred revenue, deferred income taxes and convertible note approximate fair value due to the highly liquid nature of these short-term instruments at March 31, 2002 and December 31, 2001.


Income Taxes
------------
Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by Statements of Financial Accounting Standards ("SFAS")
No.  109, Accounting for Income  Taxes."   As  changes  in  tax  laws or rates
areenacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.


Earnings Per Share
------------------
SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all diluted potential common shares outstanding during the period.

                               MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002


NOTE 1 - SUMARY OF SIGNIFICIANT ACCOUNT POLICIES  (Continued)


Investment in Equity Securities
-------------------------------
The Company accounts for its investments in equity securities under the provision of SFAS No 115, "Accounting for Certain Investments in Debt and Equity Securities ." This standard provides that available-for sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders' equity until realized.

Basis of presentation

Interim Financial Statements
----------------------------
The accompanying financial statements are unaudited but, in the opinion management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The accompanying financial statements should be read in conjunction with the audited financial statements of Muller Media, Inc., included in its annual report of Form 10-KSB for the transition period from April 2001 to December 31, 2001.

NOTE 2 - MARKETABLE SECURITIES
         ---------------------
At March 31, 2002 and December 31, 2001 marketable securities classified as available-for-sale are comprised as follows.


                                              March 31, 2002  December 31, 2001
                                              --------------  -----------------
         Common stock
         Market securities, at cost           $       49,070   $        49,070
         Fair value                                   38,136            38,934
                                              --------------   ---------------
         Unrealized loss                      $     (10,934)   $       (10,136)
                                              ==============   ===============

NOTE 3 - ADVANCES TO AFFILIATED COMPANY
         ------------------------------

Advances to former affiliated company consist of the following as of:

                                              March 31, 2002  December 31, 2001
                                              --------------  -----------------
Advances                                      $    1,412,158   $     1,378,216
Tax credit due to affiliated company               (490,957)          (490,957)
                                              --------------   ----------------
                                              $      921,201   $       887,259
                                              ==============   ================

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of:

                                              March 31, 2002  December 31, 2001
                                              --------------  -----------------
Furniture, fixtures, and equipment            $       78,722   $        78,722
Auto                                                  32,894            30,891
                                              --------------   ---------------

                                                     111,616           109,613

Less: accumulated depreciation                       107,765           107,575
                                              --------------   ---------------
Fixed assets - net                            $        3,851   $         2,038
                                              ==============   ===============
 Depreciation expense recorded in
 the income statement                         $          190   $        20,430


NOTE 5  - GOODWILL - as of March 31, 2002 and December 31, 2001 was:

                                              March 31, 2002  December 31, 2001
                                              --------------  -----------------
Goodwill                                      $    1,634,436   $     1,634,436
Less:  Accumulated amortization                      290,556           290,556
                                              --------------   ---------------
Total                                         $    1,343,880   $     1,343,880
                                              ==============   ===============

The goodwill arises from the acquisition of Muller Media, Inc. by DCI, the former parent company of Muller Media, Inc.

The acquisition was accounted for as a purchase, effective June, 1998, upon the last payment. Cost in access of net assets acquired was recorded on Muller's books at $1,634,436.

NOTE 6 - CONVERTIBLE NOTE

In connection with the merger with and into BTS, the Company issued a $300,000 convertible note for cash proceeds equal to the face amount. The note bears interest at 10% per year and is payable in three installments with interest, $75,000, on April 30, 2002, $100,000 on July 31, 2002 and $125,000 on October
31, 2002.  The note is convertible at any time, at the option of the holder.
The conversion price of $0.50 per share, subject to adjustment for stock splits, stock dividends, recapitalization, etc. If the Company defaults in the payment of principal or interest when due, and such default is not cured within five calendar days following notice, then the Company shall issue to the holder, within five calendar days after demand, two million shares of Common Stock of the Company and the conversion price will be reduced by 50%.

                               MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002



NOTE 6 - CONVERTIBLE NOTE (continued)

The holder must convert the payments due April 30, 2002 and July 31, 2002 into shares of common stock of the Company at the conversion price then in effect provided the holder has, prior to April 30, 2002, sold shares to the Company's common stock to net assets at least $250,000, and provided further that at the date of such conversion the Company is not in default of any of the terms and conditions of this Note or any security agreement or other agreement executed in connection with this Note. The exercise of any warrants or other convertible instruments will not of itself contribute in any way to shares referenced above, but any subsequent sale of common shares obtained as a result of such conversion or exercise will be applied towards the $250,000.

On April 30, 2002 the Company paid the first installment on the convertible note of $75,000 along with the accrued interest due.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

The Company leases office space and has two non-convertible operating leases that expire on November 30, 2002 and June 30, 2004, respectively:

                    Year                     Amount
                    ----                     ------
                    2003                     72,762
                    2004                     19,518

Employment Agreements
---------------------

The Company has entered into employment agreements as follows.

Two five-year agreements, each providing for an annual salary of $125,000, expiring November, 2006.

A three year agreement, providing for an annual salary of $226,000 expiring June, 2004.

A renewable one-year agreement providing for an annual salary of $200,000.

NOTE 8 - CAPITAL STOCK

     a) The company is authorized to issue 5,000,000 shares of $.001 par value. Preferred Stock, none of which were outstanding at March 31, 2002, and December 31, 2001.

     b) On November 12, 2002 BTS issued 10,000,000 shares of $.001 par value common stock for all the shares of Muller. Before the transaction, there were 2,200,750 shares of BTS outstanding. After the transaction, the ownership of BTS was as follows:

                                                       Shares       Percent
                                                     ----------    ---------
      Original shareholders                           2,200,750       18%
      Former owner of Muller                         10,000,000       82%
                                                     ----------    -------
                                                     12,200,750      100%
                                                     ==========    =======

                                MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 8 - CAPITAL STOCK (continued)

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

       c) In the quarter ended March 31, 2002 the company issued 400,000 shares of $0.001 par value common stock for services rendered or to be rendered. These shares have a fair value of $555,000 of which $320,337 has been charged to operations in the three months ended March 31, 2002.

NOTE 9 - WARRANTS

As part of the cost of the merger described in Note 1, the Company also issued an aggregate 2,300,000 common stock purchase warrants, 1,200,000 warrants have an exercise price of $0.l25 and the remaining 1,100,000 warrants have an exercise price of $0.025. All of the warrants are exercisable through November 12, 2006

NOTE 10 - INTEREST INCOME

Interest income consists of the following for the three month periods ended:

                                                 March 31, 2006   March 31, 2001
                                                 --------------   --------------

    Discount earned on contracts receivable      $       35,500   $      126,254
    Interest income from investments                      2,250           14,632
                                                 --------------   --------------
                                                 $       37,750   $      140,886


NOTE 11 - INCOME TAXES

The components of the income taxes are as follows at March 31, 2002 and March 31, 2001.

                                                 March 31, 2002   March 31, 2001
                                                 --------------   --------------

Current tax expense (benefit)                    $        9,972   $     (69,750)
   U.S. Federal                                           3,324         (23,250)
                                                 --------------   --------------
   State and local

Total current                                            13,296         (93,000)

   U.S. Federal                                           5,255                -
   State and local                                        1,752                -

          Total deferred                                  7,007                -
                                                 --------------   --------------

Total tax provision (benefit)                    $       20,303   $       93,000
                                                 ==============   ==============

                              MULLER MEDIA, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 2002


NOTE 11 - INCOME TAXES (continued)

A reconciliation between the federal statutory tax rate and the effective income tax rate is as follows:

                                                 March 31, 2002   March 31, 2001
                                                 --------------   --------------
      Statutory federal income tax rate               34.0%            34.0%
      Non-deductible expenses                         31.6               -
      State and local income taxes net
         of federal taxes                             10.9             10.9
                                                      ----             ----

         Effective income tax rate                    76.5%            44.9%
                                                      ====             ====

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Muller Media is in the business of syndication of feature films to free television networks, cable networks as well as independent stations throughout the United States.

The Company was originally incorporated under the name Puppettown.com Inc. on July 1, 1999 with the filing of Articles of Incorporation with the Secretary of State of the State of Nevada. On July 26, 1999 a Certificate of Amendment was filed under which our corporate name was changed to Business Translation Services, Inc.

On November 12, 2001 there was a change in control of the Company. On the same day the Company entered into a merger with Muller Media, Inc., a New
York corporation formed in 1982, under the terms of which the surviving entity was Business Translation Services, Inc. On January 22, 2002, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada whereby the Company changed our the corporate name to Muller Media Inc.

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

It is Muller's plan to continue to acquire the distribution broadcast rights to independently produced films so as to expand its library and thus expand its product offerings to clients. The Company is also seeking to acquire other firms with film libraries that would be of appeal to its existing client base.

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

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

RESULTS OF OPERATIONS
---------------------

Revenues for the three months ended March 31, 2002 increased by approximately $1,400,000 as compared to the same period in 2001. This increase can be directly attributed to a release of a new package in early 2002 and a sales agent fee resulting from an agreement with a producer of a motion picture.

Cost of Revenue - producers' fee - The cost of revenue as a percentage of gross revenue for the three months ended March 31, 2002 as compared to the same period decreased by approximately 9%. The decrease can directly be attributed to sales agent fees earned in the three months ended March 31, 2002 that the company earned without any related producers' fees.

Selling, general and administrative expenses - Selling, general and administrative expenses for the three months ended March 31, 2002 increased by approximately $395,000 as compared to the corresponding period for 2001. This increase can be directly attributed to an increase in the executive staff of the company and the retaining of various consultants.

Cumulative effect of change in accounting principle - In the three months ended March 31, 2001 the Company adopted SOP 00-2 Revenue from The Distribution of Motion Pictures and Other Entertainment Events. As a result of this adoption the company recorded a cumulative change in accounting principle of which resulted in a charge of approximately $448,000.

Liquidity and Capital Resources

As of March 31, 2002, Muller's current assets exceeded its current liabilities by approximately $433,494.

a) The Company is authorized to issue 20,000,000 shares of $.001 par value Common Stock, of which 13,575,750 were outstanding at March 31, 2002.

b) The Company is authorized to issue 5,000,000 shares of $.001 par value Preferred Stock, none of which were outstanding at March 31, 2002.

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

     In connection with the merger with and into BTS, the Company issued a $300,000 convertible note for cash proceeds equal to the face amount. The note bears interest at 10% per year and is payable in three installments with interest, $75,000, on April 30, 2002, $100,000 on July 31, 2002 and $125,000 on October 31, 2002. The note is convertible at any time, at the option of the holder. The conversion price of $0.50 per share, subject to adjustment for stock splits, stock dividends, recapitalization, etc. If the Company defaults in the payment of principal or interest when due, and such default is not cured within five calendar days following notice, then the Company shall issue to the holder, within five calendar days after demand, two million shares of Common Stock of the Company and the conversion price will be reduced by 50%.

     The holder must convert the payments due April 30, 2002 and July 31, 2002 into shares of common stock of the Company at the conversion price then in effect provided the holder has, prior to April 30, 2002, sold shares to the Company's common stock to net assets at least $250,000, and provided further that at the date of such conversion this Note or any security agreement or other agreement executed convertible instruments will not of itself contribute in any way to shares referenced above, but any subsequent sale of common shares obtained as a result of such conversion or exercise will be applied towards the $250,000.

     On April 30, 2002 the Company paid the first installment on the convertible note of $75,000 along with the accrued interest due.

d) On November 12, 2001, the Company issued 975,000 shares of $0.001 par value common stock in consideration for services rendered in connection with the merger. These shares have been valued at this fair value of $117,550 and recorded as a cost of the merger and charged to additional paid-in capital.

e) In the quarter ended March 31, 2002 the company issued 400,000 shares of $0.001 par value common stock for services rendered or to be rendered. These shares have a fair value of $555,000 of which $320,337 has been charged to operations in the three months ended March 31, 2002.


Employees
---------

As of March 31, 2002, Muller employed eight people, of whom four are executive and administrative personnel. None of our employees are covered by a collective bargaining agreement. Muller considers its employee relations to be good.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year. In addition, management believes that its current facilities will remain suitable as the main administrative office and research facilities for the next twenty-four (24) months. The Company has one additional executive office, and there are currently no proposed programs for the renovation, improvement or development of the properties currently being leased by the Company.

Market For Company's Common Stock
---------------------------------

On February 5, 2001, the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol "BTSV." When the Company changed its name to Muller Media, Inc., it changed it symbol to "MULM." A limited market exists for the trading of the Company's common stock.

Dividend Policy
---------------

The Company has never paid or declared any dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.


Forward-Looking Statements
--------------------------

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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2002, no matters were submitted to the Company's security holders.

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

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the year ended December 31, 2000 and December 31, 2001, incorporated by reference to the Company's Annual Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

               (b) Form 10-QSB for the Quarter ended June 30, 2000 and September 30, 2000, March 31, 2001, June 30, 2001 and
               September 30, 2001, incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

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

Date:  May 20, 2002                  Muller Media, Inc.

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

Date:  May 20, 2002                  Muller Media, Inc.

                                     /s/ Clifford Postelnik
                                     -------------------------------
                                     Vice President, General Counsel,
                                     Secretary and Director