Form 10QSB
period 2002-06-30
MULLER MEDIA INC
filed 2002-08-19
CIK 1107262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

               For the quarterly period ended June 30, 2002
--------------------------------------------------------------------------------
[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------------

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

                                                         Yes [ ]  No [ ]

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 13,475,750 issued and outstanding as of June 30, 2002. Preferred
Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of June 30, 2002.


Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Independent Accountant's Report......................   5
          Balance Sheets......................................    6
          Statements of Operations............................... 7
          Statement of Comprehensive Income (Loss)............... 8
          Statements of Cash Flows..............................  9
          Notes to Financial Statements........................ 10-21

Item 2.  Management's Discussion and Analysis of Plan
         of Operation.........................................   22

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................   28

Item 2.   Changes in Securities and Use of Proceeds...........   28

Item 3.   Defaults upon Senior Securities.....................   28

Item 4.   Submission of Matters to a Vote
          of Security Holders.................................   28

Item 5.   Other Information....................................  28

Item 6.   Exhibits and Reports on Form 8-K.....................  28

Signatures.....................................................  29

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

As prescribed by Item 310 of Regulation S-B, the independent accountants have reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended
June 30, 2002, follow.

                        INDEPENDENT ACCOUNTANTS? REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS MULLER MEDIA, INC.

We have reviewed the accompanying balance sheet of Muller Media, Inc. as of June 30, 2002, and the related statements of operations, comprehensive income
(loss) and cash flows for the six months then ended. These financial statements are the responsibility of the Company?s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principle generally accepted in the United States of America.

We have audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2001, and the related statements of income, comprehensive income, stockholders? equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2002, we expressed an unqualified opinion on those consolidated financial statements.

In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

                             MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C.
                             Certified Public Accountants

New York, New York
August 15, 2002

                              MULLER MEDIA, INC.
                                BALANCE SHEETS

BALANCE SHEETS
                                                         June 30,   December 31,
                                                           2002         2001
                                                       ------------ ------------
     ASSETS                                             (Unaudited)   (Audited)
Current assets
 Cash and cash equivalents                             $  1,071,840 $    952,906
 Accounts receivable, net of allowance for
  doubtful accounts of $76,047 and $52,582, respectively  2,526,410    1,925,678
 Securities available for sale                               38,640       38,934
 Prepaid expenses                                             7,405       27,723
                                                       ------------ ------------
   Total current assets                                   3,644,295    2,945,241

Property and equipment, less accumulated
  depreciation and amortization                               3,707        2,038

Accounts receivable, non-current                            934,425      497,621
Deferred charges - payments to producers                          -      197,681
Deferred tax asset                                            6,703       14,633
Advances to former parent company                           955,670      877,259
Goodwill, less accumulated amortization of $290,556       1,343,880    1,343,880
Deposit                                                       7,500        7,500
                                                       ------------ ------------
   TOTAL ASSETS                                        $  6,896,180 $  5,885,853
                                                       ============ ============

LIABILITIES AND STOCKHOLDERS? EQUITY

Current liabilities
 Accounts payable and accrued expenses                 $     20,169 $     60,420
 Accrued income taxes                                       290,454      313,633
 Due to producers                                           503,927      192,055
 Deferred revenue, current portion                        2,015,662    1,521,531
 Convertible note                                           225,000      300,000
                                                       ------------ ------------
   Total current liabilities                              3,055,212    2,387,639

Deferred revenue, less current portion                      811,160      734,925
                                                       ------------ ------------
   Total liabilities                                      3,866,372    3,122,564
                                                       ------------ ------------
Commitments and contingencies                                     -            -
Stockholders? equity
 Preferred stock, $.001 par value; 5,000,000 shares
   authorized, no shares issued and outstanding                   -            -
 Common stock, $.001 par value; 20,000,000 shares
   authorized; 13,475,750 and 13,175,750 issued
   and outstanding, respectively                             13,476       13,176
 Additional paid-in capital                               2,079,740    1,804,710
 Retained earnings                                          947,022      955,539
 Unrealized loss on marketable securities                  (10,430)     (10,136)
                                                       ------------ ------------
   Total stockholders? equity                             3,029,808    2,763,289
                                                       ------------ ------------
   TOTAL LIABILITIES AND STOCKHOLDERS? EQUITY          $  6,896,180 $  5,885,853
                                                       ============ ============

                See accompanying notes and accountants? report.

                              MULLER MEDIA, INC.
                           STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

STATEMENTS OF OPERATIONS
                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                    ---------------------  ---------------------
                                       2002       2001        2002       2001
                                    ---------- ----------  ---------- ----------
                                    (Unaudited)(Unaudited)(Unaudited)(Unaudited)
Revenue                             $  691,292 $2,080,101  $2,379,967 $2,355,160
Cost of revenue - producers? fees      432,408  1,459,912   1,354,141  1,633,502
                                    ---------- ----------  ---------- ----------
Net revenue                            258,884    620,189   1,025,826    721,658
                                    ---------- ----------  ---------- ----------
Operating expenses
  Selling, general and administrative  386,398    248,636   1,118,041    594,987
  Depreciation and amortization            143     10,215         333     20,430
  Bad debt                               7,196          -      42,729    102,386
                                    ---------- ----------  ---------- ----------
     Total operating expenses          393,737    258,851   1,161,103    717,803
                                    ---------- ----------  ---------- ----------
Income (loss) from operations         (134,853)   361,338    (135,277)     3,855

Other income (expenses)
  Interest income                       92,182     93,995     129,932    234,041
  Interest expense                      (7,642)          -    (18,421)         -
                                    ---------- ----------  ---------- ----------
     Total other income                 84,540     93,995     111,511    234,041
                                    ---------- ----------  ---------- ----------
Income (loss) before income taxes      (50,313)   455,333     (23,766)   237,896
Income tax (provision) benefit          28,545   (206,800)     15,249  (113,800)
Cumulative effect of change in
  accounting principle                       -          -           -  (448,061)
                                    ---------- ----------  ---------- ----------
Net income (loss)                   $ (21,768) $  248,533  $  (8,517) $(323,965)
                                    ========== ==========  ========== ==========
Net income (loss) per common share
  - basic and diluted               $        - $    2,485 $         - $  (3,240)
                                    ========== ==========  ========== ==========

Weighted average common shares
  - basic                           13,475,750        100  13,395,641        100
                                    ========== ==========  ========== ==========
  - diluted                         15,473,689        100  15,393,580        100
                                    ========== ==========  ========== ==========

            See accompanying notes and accountants? report.

                              MULLER MEDIA, INC.
                   STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                    ---------------------  ---------------------
                                       2002       2001        2002       2001
                                    ---------- ----------  ---------- ----------
                                    (Unaudited)(Unaudited)(Unaudited)(Unaudited)
COMPREHENSIVE INCOME
Net income (loss)                   $ (21,768) $  248,533  $  (8,517) $(323,965)
Net unrealized gain (loss) on
  Securities available for sale            504        840       (294)        840
                                    ---------- ----------  ---------- ----------

Comprehensive income (loss)         $ (21,264) $  249,373  $  (8,811) $(323,125)
                                    ========== ==========  ========== ==========















                See accompanying notes and accountants? report.

                              MULLER MEDIA, INC.
                           STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED


STATEMENTS OF CASH FLOWS

                                                               June 30,
                                                      --------------------------
                                                          2002          2001
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES                  (Unaudited)   (Unaudited)
 Net (loss)                                           $    (8,517)  $  (323,965)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                               333       20,430
   Bad debt expense                                         42,729      102,386
   Issuance of common stock for services                   275,330            -
 (Increase) decrease in assets:
   Accounts receivable                                 (1,080,265)    1,308,726
   Prepaid expenses                                         20,318            -
   Deferred charges                                        197,681    (180,336)
   Deferred tax asset                                        7,930            -
 Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                  (40,251)       10,728
   Due to producers                                        311,872  (3,490,515)
   Accrued income taxes                                   (23,179)  (1,198,770)
   Deferred revenue                                        570,366    3,902,202
                                                      ------------  -----------
Net cash provided by operating activities                  274,347      150,886
                                                      ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in property and equipment                        (2,002)            -
 Advances to affiliated company                          (128,091)    (185,453)
                                                      ------------  -----------
Net cash used in investing activities                    (130,093)    (185,453)
                                                      ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of convertible note                              (25,320)            -
                                                      ------------  -----------

NET INCREASE (DECREASE) IN CASH                            118,934     (34,567)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            952,906    1,412,334
                                                      ------------  -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD             $  1,071,840  $ 1,377,767
                                                      ============  ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for -
   Interest                                           $     18,421  $         -
                                                      ============  ===========
   Income taxes                                       $          -  $         -
                                                      ============  ===========


               See accompanying notes and accountants? report.

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Organization
           ------------
           Muller Media, Inc. was originally incorporated on February 1, 1982 in New York State and, subsequently, on June 9, 1998, became a wholly owned subsidiary of DCI Telecommunications, Inc. (?DCI?) pursuant to a stock purchase agreement, through which DCI acquired 100% of the outstanding stock of the Company in exchange for 1,200 shares of common stock of DCI.

           Pursuant to the Agreement and Plan of Merger by and among Muller Media, Inc. (?Company? or ?Muller?), Business Translation Services, Inc. (the ?Seller? or ?BTS?) and DCI Telecommunications, Inc. (the ?Purchaser? or ?DCI?) dated November 12, 2001 and the Share Purchase Agreement between the Purchaser and the Seller dated November 12, 2001, DCI purchased 10,000,000 (?Selling Shares?), of BTS common stock, accounting for 82% of BTS? issued and stock after the sale. As part of the cost of the merger, the Company also issued an aggregate 2,3000,000 common stock purchase warrants; 1,200,000 warrants have an exercise price of $0.125, and the remaining 1,100,000 warrants have an exercise price of $0.025. All of the warrants are exercisable through November 12, 2006. Immediately after the execution and delivery of the agreement, DCI caused Muller to merge with and into BTS? shares. As a result of this transaction, DEC acquired and exercised control over a majority of the BTS shares. Accordingly, for accounting purposes, the transaction has been treated as recapitalization of Muller; therefore, the financial statements represent a continuation of the accounting acquirer, Muller, not BTS, the legal acquirer:

                i. Muller is deemed to  be  the  purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book value.

               ii. Control   of   the  net  assets  and  business  of  BTS  was
                   acquired effective November 12, 2001 (the ?Effective Date?). BTS had no significant operations prior to the acquisition.
                   acquisition.   At  the Effective Date, BTS had net assets of
                   approximately $80.

           Effective with the merger, the Company changed its fiscal year end to December 31.

           Nature of Operations
           --------------------
           The Company packages motion pictures and other entertainment events and distributes them to the television stations and cable networks.

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Use of Estimates
           ----------------
           The   preparation   of   financial  statements  in   conformity  with
           accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during
           the  reporting  period.   Actual  results  could differ  from  those
           estimates.

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

           Concentration of Credit Risk
           ----------------------------
           The Company places it cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 1 -   SUMMARY OF SIGNIFIICANT ACCOUNTING POLICIES (Continued)

           Accounts Receivable
           -------------------
           License contracts, generally ranging from 24 to 36 months, are discounted at a risk-free rate of interest to their present value. Discount on these licenses is amortized over the lives of the contracts and included in interest income.

           For financial reporting purposes, the Company utilizes the allowance method of accounting of doubtful accounts. The Company performs ongoing credit evaluations of its customers and, if required, maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible.

           Property and Equipment
           ----------------------
           Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line basis.

           Maintenance   and  repairs   are  charged  to  expense  as  incurred;
           additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operation.

           Fair Value of Financial Instruments
           -----------------------------------
           The Company?s financial instruments consist of cash, accounts receivable, marketable securities, deferred charges, advances to former parent, accounts payable, deferred revenue, deferred income taxes and convertible note. The carrying amounts of cash, accounts receivable, accounts payable, deferred revenue, deferred income taxes and convertible note approximate fair value due to the highly liquid nature of these short-term instruments at June 30, 2002 and December 31, 2001.

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 1 -   SUMMARY OF SIGNIFIICANT ACCOUNTING POLICIES (Continued)

           Goodwill
           --------
           In July 2001, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 142 (?SFAS?), which requires companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to annual review for impairment. The new standard was effective for Muller Media, Inc. in the first quarter of 2002. The company will perform its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

           Income Taxes
           ------------
           Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and the reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates, applicable to the period in which the deferred tax assets and liabilities are expected to be realized, or settled as prescribed by SFAS No. 109, ?Accounting for Income
           Taxes.?   As changes in tax laws  or  rates  are enacted, deferred
           tax assets and liabilities are adjusted through the provision for income taxes.

           Earnings Per Share
           ------------------
           SFAS No. 128, ?Earnings Per Share? requires presentation of basic earnings per share (?Basic EPS) and diluted earnings per share (?Diluted EPS?).

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002



NOTE 1 -   SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES (Continued)

           Earnings Per Share (continued)
           ------------------------------
           The computation of basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of outstanding common during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

           Investment in Equity Securities
           -------------------------------
           The Company accounts for its investments in equity securities under the provision of SFAS No 115, ?Accounting for Certain Investments in Debt and Equity Securities.? This standard provides that available-for sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet, and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders? equity until realized.

           Interim Financial Statements
           ----------------------------
           The accompanying financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America
           applicable  to  interim  periods.   Results of the six months ended
           June 30, 2002 are not necessarily indicate of results to be expected
           for  the  full year  ending  December 31, 2002.    The accompanying
           financial statements should be read in conjunction with the audited financial statements of Muller Media, Inc., included in its annual report of Form 10-KSB for the transition period from April 2001 to December 31, 2001.

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002


NOTE 2 -   MARKETABLE SECURITIES

           Marketable securities classified as available-for-sale are comprised as follows:


                                    June 30,        December 31,
                                      2002              2001
                                 ------------     ---------------
Common stock
  Market securities, at cost     $     49,070     $        49,070
  Fair value                           38,640              38,934
                                 ------------     ---------------
  Unrealized loss                $   (10,430)     $      (10,136)
                                 ============     ===============


NOTE 3 -   ADVANCES TO AFFILIATED COMPANY

           Advances to former affiliated company consist of the following as of:


                                    June 30,        December 31,
                                      2002              2001
                                 ------------     ---------------
Advances                         $ 1,446,627      $    1,378,216
Tax credit due to affiliated
  company                           (490,957)           (490,957)
                                 ------------     ---------------
                                 $   955,670      $      887,259
                                 ============     ===============


                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 4 -   PROPERTY AND EQUIPMENT

           Property and equipment consist of the following as of:


                                    June 30,        December 31,
                                      2002              2001
                                 ------------     ---------------
Furniture,fixtures,and equipment $     78,722     $        78,722
Auto                                   32,894              30,891
                                 ------------     ---------------
                                      111,616             109,613
Less: accumulated depreciation        107,909             107,575
                                 ------------     ---------------
Fixed assets - net               $      3,707     $         2,038
                                 ============     ===============
Depreciation expense             $        333     $           228
                                 ============     ===============

NOTE 5 -   GOODWILL

           Goodwill as of June 30, 2002 and December 31, 2001 was:


                                    June 30,        December 31,
                                      2002              2001
                                 ------------     ---------------
Goodwill                         $  1,634,436     $     1,634,436
Less:  accumulated amortization       290,556             290,556
                                 ------------     ---------------
                                 $  1,343,880     $     1,343,880
                                 ============     ===============

           The goodwill arose from the acquisition of Muller Media, Inc. by DCI, the former parent company of Muller Media, Inc.

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 5 -   GOODWILL (Continued)

           The acquisition was accounted for as a purchase, effective June 1998, upon the last payment. Cost in access of net assets acquired was recorded on Muller's books at $1,634,436.

NOTE 6 -   CONVERTIBLE NOTE

           In connection with the merger with and into BTS, the Company issued a $300,000 convertible note for cash proceeds equal to the face amount. The note bears interest at 10% per year and is payable in three installments with interest, $75,000 on April 30, 2002, $100,000 on July 31, 2002 and $125,000 on October 31, 2002. The
           note is convertible at any time, at the option of the holder. The conversion price is $0.50 per share, subject to adjustment for stock split, stock dividends, recapitalization, etc. If the Company defaults in the payment of principal of interest when due, and such default is not cured within five calendar days following notice, then the Company shall issue to the holder, within five calendar days after demand, two million shares of Common Stock of the Company and the conversion price will be reduced by 50%.

           The holder must convert the payments due April 30, 2002 and July 31, 2002 into shares of common stock of the Company at the conversion
           price   then  in   effect  provided   the  holder  has,  prior  to
           April 30,2002, sold shares to the Company's common stock to net Assets of at least $250,000, and provided further that at the date of such conversion the Company is not in default of any of the terms and conditions of this Note or any security agreement or other agreement executed in connection with this Note. The exercise of any warrants or other convertible instruments will not of itself contribute in any way to shares referenced above, but any subsequent sale of common shares obtained as a result of such conversion or exercise will be applied towards the $250,000.

           On April 30, 2002 the Company made a payment to the holder of the convertible note in the amount of $25,320. The difference between $25,320 and the amount due of $75,000 (plus interest) of approximately $50,800 represented a claim by the company that it was overcharged an investment fee by a related party to the note holder, in the amount of $50,800, which it offset against the payment due on April 30, 2002.

           The Company has obtained legal opinion to the effect that the note holder and associated and affiliated parties have breached fundamental obligations to the Company giving rise to offset as compensation for breach of such duties as well as damages that is in excess of the amount of the note. The Company has advised the note holder that the debt has been extinguished by offset and the Company does not plan to make any additional payments.

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002



NOTE 7 -   COMMITMENTS AND CONTINGENCIES

           Operating Leases
           ----------------
           The  Company  leases  office  space  and  has  two   non-convertible
           operating leases that expire on November 30, 2002 and June 30, 2004, respectively:

               Year                                        Amount
           -------------                                ------------
           June 30, 2003                                $     75,433
           June 30, 2004                                      72,762

           Employment Agreements
           ---------------------
           The Company has entered into employment agreements as follows. Two five-year agreements, each providing for an annual salary of $125,000, expiring November 2006.

           A three-year agreement, provided for an annual salary of $226,000 expiring June, 2004.

           A renewable one-year agreement providing for an annual salary of $200,000 was not renewed on June 8, 2002 by mutual consent of the parties.

NOTE 8 -   CAPITAL STOCK

        a. The Company is authorized to issue 5,000,000 shares of $.001 par value. Preferred Stock, none of which were outstanding at March 31, 2002.

        b. On November 12, 2001, BTS issued 10,000,000 shares of $.001 par value common stock for all the shares of Muller. Before the transaction, there were 2,200,750 shares of BTS outstanding. After the transaction, the ownership of BTS was as follows:

                                               Shares         Percent
                                             -----------      -------
           Original shareholders               2,200,750         18%
           Former owner of Muller             10,000,000         82%
                                             -----------      -------
                                              12,200,750        100%
                                             ===========      =======

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 8 -   CAPITAL STOCK (Continued)

           Because the parent of Muller obtained control of BTS, the transaction would normally be considered a purchase by Muller; however, since BTS is not a business, the transaction is accounted for as a recapitalization of Muller and the issuance of stock by Muller (represented by the outstanding shares of BTS) for the assets and liabilities of BTS. The value of the net assets is the same as their historical book value.

        c. In the quarter ended March 31, 2002, the Company issued 400,000 of $0.001 par value common stock for legal and consultant services to be rendered. The fair value of these shares at the time of issuance was $366,060. During the quarter ended June 30, 2002, 100,000 of these shares were returned to the Company as a result of an agreement between the holder of the shares and the Company. The effect of the return of shares was to reduce selling, general and administrative expenses by approximately $90,000.

NOTE 9 -   WARRANTS

           As part of the cost of the merger described in Note 1, the Company also issued an aggregate 2,300,000 common stock purchase warrants, 1,200,000 warrants have an exercise price of $0.125, and the remaining 1,100,000 warrants have an exercise price of $0.025. All of the warrants are exercisable through November 12, 2006.

NOTE 10 -  INTEREST INCOME

           Interest income consisted of the following for the periods listed below:

                           Three Months Ended            Six Months Ended
                                June 30,                     June 30,
                      ----------------------------  --------------------------
                           2002           2001          2002          2001
                      -------------  -------------  ------------  ------------
Discount earned on
  accounts receivable $      89,605  $      82,085  $    125,105  $    208,339
Interest income               2,577         11,070         4,827        25,702
                      -------------  -------------  ------------  ------------
                      $      92,182  $      93,155  $    129,932  $    234,041
                      =============  =============  ============  ============

                                      19

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30 2002

NOTE 11 -  INCOME TAXES

           The components of income taxes consisted of the following for the periods listed below:


                           Three Months Ended            Six Months Ended
                                June 30,                     June 30,
                      ----------------------------  --------------------------
                           2002           2001          2002          2001
                      -------------  -------------  ------------  ------------
Current tax expense
 (benefit):
  U.S. Federal        $    (19,324)  $     156,700  $    (9,352)  $   (85,350)
  State and local           (9,221)         50,100       (5,897)      (28,450)
                      -------------  -------------  ------------  ------------
Total current              (28,545)        206,800      (15,249)     (113,800)

Deferred:
  U.S. Federal             (11,202)              -       (5,947)             -
  State and local           (3,735)              -       (1,983)             -
                      -------------  -------------  ------------  ------------
Total deferred             (14,937)              -       (7,930)             -
                      -------------  -------------  ------------  ------------

Total tax (benefit)   $    (43,482)  $     206,800  $   (23,179)  $  (113,800)
                      =============  =============  ============  ============

           A reconciliation between federal statutory tax rate and the effective tax rate is as follows:

                              MULLER MEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 11 -  INCOME TAXES (CONTINUED)


                           Three Months Ended            Six Months Ended
                                June 30,                     June 30,
                      ----------------------------  --------------------------
                           2002           2001          2002          2001
                      -------------  -------------  ------------  ------------
Statutory federal
 income tax rate                15%            34%           15%           34%
Non-deductible expenses         31%              -           31%             -
State and local income
  taxes
Net of federal income
  taxes                         11%            11%           11%           11%
                      -------------  -------------  ------------  ------------
Effective income tax rate       57%            45%           57%           45%
                      =============  =============  ============  ============

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Muller Media is in the business of syndication of feature films to free television networks, cable networks as well as independent stations throughout the United States.

The Company was originally incorporated under the name Puppettown.com, Inc. on July 1, 1999 with the filing of Articles of Incorporation with the Secretary of State of the State of Nevada. On July 26, 1999, a Certificate of Amendment was filed under which the Company?s corporate name was changed to Business Translation Services, Inc. (?BTS?).

On November 12, 2001 there was a change in control of the Company. On the same day the Company entered into a merger with Muller Media, Inc., a New York corporation formed in 1982, under the terms of which the surviving entity was BTS. On January 22, 2002, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada whereby the Company changed its corporate name to Muller Media Inc.

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

The following discussion is intended to provide an analysis of Muller?s financial condition and should be read in conjunction with our financial statements and the notes thereto. The matters discussed in this section that are not historical and current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for Muller?s growth, trends in the results of the Company?s development, anticipated development plans, operating expenses and anticipated capital requirements and capital resources. The Company?s actual results could differ materially from the results discussed in the forward-looking statements.

RESULTS OF OPERATIONS
---------------------

Revenue
-------

Revenue for the six months ended June 30, 2002 increased by approximately $25,000 as compared with the same period in 2001. This increase can be directly related to the distribution of a new package of motion pictures and sales fees earned on cable contracts executed in early 2002. Revenue for the three months ended June 30, 2002 decreased by approximately $1,389,000 as compared to the same period in 2001. This decrease can be directly related to timing differences in the start dates of motion pictures which were released after March 31, 2001. In contrast, in the year 2002, most of the motion pictures were released prior to March 31, 2002.


Cost of Revenue
---------------

Cost of revenue as a percent of gross revenue decreased from 69% for the six months ended June 30, 2001 to 57% for the six months ended June 30, 2002.

In the three months ended June 30, 2002 the cost of revenue as a percent of gross revenue decreased from 70% for the three month period ended June 30, 2001 to 62%.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the six month period ended June 30, 2002 increased by approximately $523,000 as compared with the same period in 2001. This was a result of an increase in the number of administrative staff in the company and the issuance of common stock to consultants (a non-cash transaction), both of which occurred in 2002. A charge of $385,000 was taken in relation to the non-cash issuance of common stock.

Selling, general and administrative expenses for the three month period ended June 30, 2002 increased by approximately $138,000 as compared with the same period in 2001. This increase can be attributed to the increase in the number of administrative staff and other operating expenses.

Interest Income
---------------

Interest income for the six month period ended June 30, 2002 decreased by approximately $104,000 as compared with the same period in 2001. This decrease can be directly attributed to a general reduction in the prime interest rate and corresponding decline in interest rates paid by financial institutions on deposits.

Cumulative Effect of Change in Accounting Principle
---------------------------------------------------

In March, 2001 the company adopted SOP 00-2, Revenue for the Distribution of Motion Pictures and other Entertainment Events. As a result of this adoption the company recorded a cumulative change in accounting principle which resulted in a charge to operations of approximately $448,000.


Liquidity and Capital Resources
-------------------------------

As of June 30, 2002, Muller's current assets exceeded its current liabilities by approximately $589,083.

a) The Company is authorized to issue 20,000,000 shares of $.001 par value Common Stock, of which 13,575,750 were outstanding at June 30, 2002.

b) The Company is authorized to issue 5,000,000 shares of $.001 par value Preferred Stock, none of which were outstanding at June 30, 2002.

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
                                               ==========        ====

d) In the quarter ended March 31, 2002, the Company issued 400,000 of $0.001 par value common stock for legal and consultant services to be rendered. The fair value of these shares at the time of issuance was $366,060. During the quarter ended June 30, 2002, 100,000 of these shares were returned to the Company as a result of an agreement between the holder of the shares and the Company. The effect of the return of shares was to reduce selling, general and administrative expenses by approximately $90,000.

e) In connection with the merger with and into BTS, the Company issued a $300,000 convertible note for cash proceeds equal to the face amount. The note bears interest at 10% per year and is payable in six installments with interest, $75,000, on April 30, 2002, $100,000 on July 31, 2002 and $125,000 on October 31, 2002. The note is convertible at any time, at the option of the holder. The conversion price of $0.50 per share, subject to adjustment for stock splits, stock dividends, recapitalization, etc. If the Company defaults in the payment of principal or interest when due, and such default is not cured within five calendar days following notice, then the Company shall issue to the holder, within five calendar days after demand, two million shares of Common Stock of the Company and the conversion price will be reduced by 50%.

f) The holder must convert the payments due April 30, 2002 and July 31, 2002 into shares of common stock of the Company at the conversion price then in effect provided the holder has, prior to April 30, 2002, sold shares to the Company's common stock to net assets at least $250,000, and provided further that at the date of such conversion the Company is not in default of any of the terms and conditions of this Note or any security agreement or other agreement executed in connection with this Note. The exercise of any warrants or other convertible instruments will not of itself contribute in any way to shares referenced above, but any subsequent sale of common shares obtained as a result of such conversion or exercise will be applied towards the $250,000.

     The holder must convert the payments due April 30, 2002 and July 31, 2002 into shares of common stock of the Company at the conversion price then in effect provided the holder has, prior to April 30,2002, sold shares to the Company's common stock to net assets at least $250,000, and provided further that at the date of such conversion the Company is not in default of any of the terms and conditions of this Note or any security agreement or other agreement executed in connection with this Note. The exercise of any warrants or other convertible instruments will not of itself contribute in any way to shares referenced above, but any subsequent sale of common shares obtained as a result of such conversion or exercise will be applied towards the $250,000.

Employees
---------

As of June 30, 2002, Muller employed eight people, of whom four are executive and administrative personnel. None of our employees are covered by a collective bargaining agreement. Muller considers its employee relations to be good.

The Company has entered into employment agreements as follows:

   a) Two five-year agreements, each providing for an annual salary of $125,000, expiring November 2006.

   b) A three-year agreement, provided for an annual salary of $226,000 expiring June, 2004.

   c) A renewable one-year agreement providing for an annual salary of $200,000 was not renewed on June 8, 2002 by mutual consent of the parties.


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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2002, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Certification Pursuant to Section 1350 to Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

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

Date:  August 16, 2002               Muller Media, Inc.

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

Date:  August 16, 2002               Muller Media, Inc.

                                     /s/ Clifford Postelnik
                                     -------------------------------
                                     Vice President, General Counsel,
                                     Secretary and Director