Form 10QSB/A
period 2002-06-30
MULLER MEDIA INC
filed 2002-08-19
CIK 1107262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             AMENDMENT NUMBER 1 TO
                                   FORM 10-QSB

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

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the six month period ended June 30, 2002 increased by approximately $523,000 as compared with the same period in 2001. This was a result of an increase in the number of administrative staff in the company and the issuance of common stock to consultants (a non-cash transaction), both of which occurred in 2002. A charge of $366,000 was taken in relation to the non-cash issuance of common stock.

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