Form 10QSB
period 2002-09-30
MULLER MEDIA INC
filed 2002-11-19
CIK 1107262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2002
--------------------------------------------------------------------------------
[x]      Transition Report under Section 13 or 15(d)of the Exchange Act For the

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

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 13,975,750 issued and outstanding as of September 30, 2002. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of September 30, 2002.


Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Accountant's Report......................   4
          Balance Sheets......................................    5
          Statements of Operations............................... 6
          Statement of Comprehensive Income (Loss)............... 7
          Statements of Cash Flows..............................  8
          Notes to Financial Statements........................   9

Item 2.  Management's Discussion and Analysis of Plan
         of Operation.........................................   11

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................   16

Item 2.   Changes in Securities and Use of Proceeds...........   16

Item 3.   Defaults upon Senior Securities.....................   16

Item 4.   Submission of Matters to a Vote
          of Security Holders.................................   16

Item 5.   Other Information....................................  16

Item 6.   Exhibits and Reports on Form 8-K.....................  16

Signatures.....................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

As prescribed by Item 310 of Regulation S-B, the independent accountants have reviewed these unaudited interim financial statements of the registrant for the nine months ended Sept. 30, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended Sept. 30, 2002, follow.

                         INDEPENDENT ACCOUNTANTS' REPORT

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS MULLER MEDIA, INC.

We have reviewed the accompanying balance sheet of Muller Media, Inc. as of Sept. 30, 2002, and the related statements of operations, comprehensive income
(loss) and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management.

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

We have audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2001, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2002, we expressed an unqualified opinion on those consolidated financial statements.

In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

                             MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C.
                             Certified Public Accountants

New York, New York
November 15, 2002

                               MULLER MEDIA, INC.
                                 BALANCE SHEETS


                                                                 September 30,        December 31,
                                     ASSETS                          2002                2001
-------------------------------------------------------------------------------------------------
Current assets                                                    (Unaudited)         (Audited)
   Cash and cash equivalents                                      $   585,372         $   952,906
   Accounts receivable, net of allowance for
    doubtful accounts of $63,825 and $52,582, respectively          2,254,334           1,925,678
   Securities available for sale                                       39,564              38,934
   Prepaid expenses                                                    96,378              27,723
                                                                  -----------         -----------
     Total current assets                                           2,975,648           2,945,241

Property and equipment, less accumulated
  depreciation and amortization                                         3,560               2,038

Accounts receivable, non-current                                      635,838             497,621
Deferred charges - payments to producers                                   --             197,681
Deferred tax asset                                                         --              14,633
Advances to former parent company                                   1,053,523             877,259
Goodwill, less accumulated amortization of $290,556                 1,343,880           1,343,880
Deposit                                                               10 ,067              7 ,500
                                                                  -----------         -----------
     TOTAL ASSETS                                                 $ 6,022,516         $ 5,885,853
                                                                  ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                          $    55,745         $    60,420
   Accrued income taxes                                               315,207             313,633
   Due to producers                                                   320,999             192,055
   Deferred revenue, current portion                                1,770,126           1,521,531
   Convertible note                                                   225,000             300,000
                                                                  -----------         -----------
     Total current liabilities                                      2,687,077           2,387,639
                                                                  -----------         -----------
Deferred revenue, less current portion                                178,259             734,925
                                                                  -----------         -----------
     Total liabilities                                              2,865,336           3,122,564
                                                                  -----------         -----------
Commitments and contingencies                                              --                  --

Stockholders' equity
   Preferred stock, $.001 par value; 5,000,000 shares
     authorized, no shares issued and outstanding                          --                  --
   Common stock, $.001 par value; 20,000,000 shares
     authorized; 13,975,750 and 13,175,750 issued
     and outstanding, respectively                                     13,976              13,176
   Additional paid-in capital                                       2,179,240           1,804,710
   Retained earnings                                                  973,470             955,539
   Unrealized loss on marketable securities                            (9,506)            (10,136)
                                                                  -----------         -----------
     Total stockholders' equity                                     3,157,180           2,763,289
                                                                  -----------         -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 6,022,516         $ 5,885,853
                                                                  ===========         ===========

See accompanying notes and accountants' report.

                               MULLER MEDIA, INC.
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                    Three Months Ended                         Nine Months Ended
                                                        September 30,                            September 30,
                                             ---------------------------------         ---------------------------------
                                                2002                  2001                 2002                 2001
                                             ------------         ------------         ------------         ------------
                                              (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
Revenue                                      $  1,125,770         $    664,127         $  3,505,737         $  3,019,287

Cost of revenue - producers' fees                 772,331              445,321            2,126,472            2,078,823
                                             ------------         ------------         ------------         ------------

Net revenue                                       353,439              218,806            1,379,265              940,464
                                             ------------         ------------         ------------         ------------

Operating expenses
  Selling, general and administrative             356,030              216,930            1,474,071              811,917
  Depreciation and amortization                       147                   --                  480               20,430
  Bad debt                                          4,088               50,175               46,817              152,561
                                             ------------         ------------         ------------         ------------
     Total operating expenses                     360,265              267,105            1,521,368              984,908
                                             ------------         ------------         ------------         ------------

(Loss) from operations                             (6,826)             (48,299)            (142,103)             (44,444)

Other income (expenses)
  Interest income                                  71,330               77,092              201,262              311,133
  Interest expense                                 (6,600)                  --              (25,021)                  --
                                             ------------         ------------         ------------         ------------
     Total other income                            64,730               77,092              176,241              311,133
                                             ------------         ------------         ------------         ------------

Income before income taxes                         57,904               28,793               34,138              266,689
Income tax (provision)                            (31,456)             (11,400              (16,207)            (119,000)

Cumulative effect of change in
  accounting principle                                 --                   --                   --             (448,061)
                                             ------------         ------------         ------------         ------------

Net income (loss)                            $     26,448         $     17,393         $     17,931         $   (300,372)
                                             ============         ============         ============         ============

Net income (loss) per common share
  - basic and diluted                        $         --         $        174         $         --         $     (3,003)
                                             ============         ============         ============         ============

Weighted average common shares
  - basic                                      13,557,272                  100           13,451,208                  100
                                             ============         ============         ============         ============
  - diluted                                    13,982,049                  100           15,519,928                  100
                                             ============         ============         ============         ============


See accompanying notes and accountants' report.

                               MULLER MEDIA, INC.
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001




                                             Three Months Ended               Nine Months Ended
                                                September 30,                   September 30,
                                         --------------------------        --------------------------
                                           2002             2001              2002            2001
                                         ---------        ---------        ---------        ---------
                                        (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
COMPREHENSIVE INCOME
Net income (loss)                        $  26,448        $  17,393        $  17,931        $(300,372)

Net unrealized gain on securities
  available for sale                           126              378              630            1,218
                                         ---------        ---------        ---------        ---------

Comprehensive income (loss)              $  26,574        $  17,771        $  18,561        $(299,154)
                                         =========        =========        =========        =========



See accompanying notes and accountants' report.

                               MULLER MEDIA, INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED

                                                                 September 30,
                                                           2002                2001
                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES                   (Unaudited)         (Unaudited)
   Net income(loss)                                    $    17,931         $  (300,372)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Depreciation and amortization                             480              20,430
     Bad debt expense                                       46,817             152,561
     Issuance of common stock for services                 375,330                  --
   (Increase) decrease in assets:
     Accounts receivable                                  (516,257)          1,945,510
     Prepaid expenses                                      (68,655)                 --
     Deferred charges                                      197,681            (382,819)
     Deferred tax asset                                     14,633                  --
   Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                  (4,465)             (4,265)
     Due to producers                                      128,944          (3,490,515)
     Accrued income taxes                                    1,574          (1,124,586)
     Deferred revenue                                     (308,071)          3,393,367
                                                       -----------         -----------

Net cash provided by (used in) operating activities       (114,058)            209,311
                                                       -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in property and equipment                       (2,002)                 --
   Advances to former parent                              (176,264)           (505,149)
                                                       -----------         -----------
Net cash (used in) investing activities                   (178,266)           (505,149)
                                                       -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of convertible note                             (75,000)                 --
                                                       -----------         -----------
NET (DECREASE) IN CASH                                    (367,534)           (295,838)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            952,906           1,412,334
                                                       -----------         -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD              $   585,372         $ 1,116,496
                                                       ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for -
     Interest                                          $    25,021         $        --
                                                       ===========         ===========
     Income taxes                                      $        --         $        --
                                                       ===========         ===========

See accompanying notes and accountants' report.

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



NOTE 1 -          SUMMARY OF SIGNIFICIANT ACCOUNTING POLICIES

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

NOTE 2 -          ADVANCES TO FORMER PARENT COMPANY

                  Muller Media, Inc. (MMI) signed an agreement with its former parent company and its President (the parties), prior to July 15, 2002, in which the company agreed to make advances to the parties for certain professional fees incurred by the parties.

NOTE 3            CONVERTIBLE NOTE

                  In connection with the merger with and into BTS, MMI issued a $300,000 convertible note for cash proceeds equal to the face amount. The note bears interest at 10% per year and is payable in three installments with interest, $75,000 on April 30, 2002, $100,000 on July 31, 2002 and $125,000 on October 31,
                  2002. The note is convertible at any time, at the option of the holder. The conversion price is $0.50 per share, subject to adjustment for stock split, stock dividends, recapitalization, etc. If MMI defaults in the payment of principal of interest when due, and such default is not cured within five calendar days following notice, then MMI shall issue to the holder, within five calendar days after demand, two million shares of Common Stock of MMI and the conversion price will be reduced by 50%.

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 3            CONVERTIBLE NOTE (Continued)


                  The holder must convert the payments due April 30, 2002 and July 31, 2002 into shares of common stock of MMI at the conversion price then in effect provided the holder has, prior to April 30, 2002, sold shares to MMI's common stock to net assets least $250,000, and provided further that at the date of such conversion this Note or any security agreement or other agreement executed convertible instruments will not of itself contribute in any way to shares referenced above, but any subsequent sale of common shares obtained as a result of such conversion or exercise will be applied towards the $250,000.

                  On April 30, 2002 MMI made a payment to the holder of the convertible note in the amount of $25,320. The difference between $25,320 and the amount due of $75,000 (plus interest) of approximately $50,800 represented a claim by the company that it was overcharged an investment fee by a related party to the note holder, in the amount of $50,800, which it offset against the payment due on April 30, 2002.

                       MMI has obtained legal opinion to the effect that the
                  note holder and associated and affiliated parties have breached fundamental obligations to MMI giving rise to offset as compensation for breach of such duties as well as damages that is in excess of the amount of the note. MMI has advised the note holder that the debt has been extinguished by offset and MMI does not plan to make any additional payments.

                  The holder of the note has initiated legal proceedings which MMI is defending and Counter claiming rescission disgorgement and damages.

NOTE 4 -          CAPITAL STOCK

                  In the quarter ended September 30, 2002, MMI issued 500,000 of $0.001 par value common stock for consultant services to be rendered over the next year.

                  The fair value of these shares at the time of issuance was $100,000. These shares were cancelled and then reissued in November, 2002 because MMI made an error in recording the name of the holder.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Muller Media is in the business of syndication of feature films to free television networks, cable networks as well as independent stations throughout the United States.

The Company was originally incorporated under the name Puppettown.com, Inc. on July 1, 1999 with the filing of Articles of Incorporation with the Secretary of State of the State of Nevada. On July 26, 1999, a Certificate of Amendment was filed under which the Company's corporate name was changed to Business Translation Services, Inc. ("BTS").

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

Primarily, Muller represents independent film producers for purposes of distribution of their product and content to the networks and broadcast distribution companies. Muller acquires the U.S. television and cable distribution rights from various independent producers for varying lengths of time, ranging from 2 to 5 years by paying the producers a combination of up-front fees and payments based on the number of times that films are shown.

Muller Media currently has under license the distribution rights in the United States to over 100 feature films. Muller groups together from 10 to 20 feature films designed to appeal to the 18 to 49 year old adult population and licenses the broadcast distribution companies for exhibition of its films in compliance with Muller's own licensing rights.

It is Muller's plan to continue to acquire the distribution broadcast rights to independently produced films so as to expand its library and thus expand its product offerings to clients. Muller is also seeking to acquire other firms with film libraries that would be of appeal to its existing client base. Although there have been initial discussions with several potential firms, no understandings or arrangements have been reached, or made with any firm at this time.

Although Muller has limited its distribution to U.S. markets until now, the Company is considering expansion into international markets, beginning initially with Europe. Subsequently the markets in Asia and South America will be targets of opportunity for Muller. Plans are currently being formulated to determine how and when Muller will expand into international markets

Muller's principal goal is to increase the content of its film library. This will include primarily feature films, with a view toward other forms of programming which can add to profitability.

Muller has carved out a niche which should cause the Company to continue to grow profitably. Muller specializes in the syndication of movie content to the national, local and cable television networks. As most major companies in the industry are becoming increasingly integrated, with regard to production, distribution and exhibition, some content is "falling through the cracks". Many of the best creative projects are being forced into a secondary position. Some of the content which will be added to Muller's library will come from this segment.

As a relatively small company in an industry of giants, Muller has adopted less costly, more innovative strategies, both in securing content and selling movie or other packages. For the time being and until Muller has carved out a larger niche within the industry, this methodology will continue. Over the twenty years Muller has been in business, company executives have been successful in developing relationships with key individuals in the motion picture and television industries. Although Muller is not dependent upon one, or a few major customers, much of its movie content is sold to several television and cable networks. The amount of this content and the customer to whom it is sold can vary from year to year, depending on what specific movie content is available and what is desired by the individual networks.

The following discussion is intended to provide an analysis of Muller's financial condition and should be read in conjunction with our financial statements and the notes thereto. The matters discussed in this section that are not historical and current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for Muller's growth, trends in the results of the Company's development, anticipated development plans, operating expenses and anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

Results of Operations

Revenue
-------

Revenue for the three months and nine months ended September 30, 2002 compared to the same periods in 2001 increased by approximately $462,000 and $486,000, respectively.

This increase in revenue for both periods can be attributed to a release of a new package of motion pictures in late 2001 and early 2002 which became available for broadcast in 2002.

Cost of Revenue
---------------

Cost of revenue consists of percentage payment of license fees to the owners (producers) of motion pictures that MMI distributes.

The cost of revenue for the three months and nine months ended September 30, 2002 compared to the same periods for 2001 increased by approximately $327,000 and $48,000, respectively.

The reason the cost of revenue only increased by $48,000 in the nine months ended September 30, 2002 as compared to the same period 2001 can directly be attributed to a sales agent fee MMI earned in 2002 that had no producer's fees attached to it.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the three months and nine months September 30, 2002 ended increased by $139,000 and $662,000 respectively.

This increase for both periods can be attributed to an increase in the administrative staff of MMI.

In addition during the nine months ended September 30, 2002 of the $662,000 increase approximately $340,000 can be attributed to the issuance of common stock for legal and consulting services.

Interest Income
---------------

Approximately 95% of the interest income reflected on MMI statement of operations is a result of discounts earned on accounts receivable installment agreements whose terms exceed more than one year.

As the terms near maturation the amount of discount earned from each installment decreases.

During the nine months ended September 30, 2002 interest income deceased by approximately $110,000 as compared to the same period for 2001 as more installment agreements near maturation then in 2001.

Employees
---------

As of June 30, 2002, Muller employed eight people, of whom four are executive and administrative personnel. None of our employees are covered by a collective bargaining agreement. Muller considers its employee relations to be good.

 Muller has entered into employment agreements as follows:

   a) Two five-year agreements, each providing for an annual salary of $125,000, expiring November 2006.

   b) A three-year agreement, provided for an annual salary of $226,000 expiring June, 2004.

   c) A renewable one-year agreement providing for an annual salary of $200,000 was not renewed on June 8, 2002 by mutual consent of the parties.

Muller has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year. In addition, management believes that its current facilities will remain suitable as the main administrative office and research facilities for the next twenty-four (24) months. The Company has one additional executive office, and there are currently no proposed programs for the renovation, improvement or development of the properties currently being leased by the Company.

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

Forward-Looking Statements
--------------------------

This statement is being included, although we have been advised that the safe harbor for forward looking statements does not apply to statements made by companies that issue penny stock.

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

                           PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings

The holder of the note signed by Muller in connection with the merger with and into BTSV initiated legal proceeding which MMI is defending and counter claiming rescission, disgorgement and damages.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2002, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1 Certification Pursuant to Section 1350 to Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8K

                  None for the Quarter.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 19, 2002             Muller Media, Inc.

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

Date:  November 19, 2002             Muller Media, Inc.

                                     /s/ Clifford Postelnik
                                     -------------------------------
                                     Vice President, General Counsel,
                                     Secretary and Director