Form 10KSB/A
period 2001-12-31
MULLER MEDIA INC
filed 2002-12-09
CIK 1107262

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                             AMENDMENT NUMBER 1 TO
                                 FORM 10-KSB

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

Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   CONTENTS
                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................15
    Item 3.  Legal Proceedings.............................................15
    Item 4.  Submission of Matters to a Vote of Security Holders...........15

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......16
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....17
    Item 7.  Financial Statements..........................................19
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................20

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

ITEM 1. DESCRIPTION OF BUSINESS.


BUSINESS DEVELOPMENT


BUSINESS DEVELOPMENT, ORGANIZATION AND ACQUISITION ACTIVITIES
-------------------------------------------------------------

A. Business Development, Organization and Acquisition Activities

Muller Media, Inc. ("Muller"), was originally incorporated under the name Puppettown.com Inc. on July 1, 1999 with the filing of Articles of Incorporation with the Secretary of State of the State of Nevada. On July 26, 1999 a Certificate of Amendment was filed under which the corporate name was changed to Business Translation Services, Inc.(BTS)

On November 12, 2001 there was a change in control of the Company. On the same day BTS entered into a merger with Muller Media, Inc., a New York corporation formed in 1982, under the terms of which the surviving entity was Business Translation Services, Inc.

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

Corporate and administration office of Muller Media is located at: 11 East 47th Street, Third Floor, New York, New York 10017, Phone: (212) 317-0175.

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

As the methods of distribution for entertainment media grow (i.e., Internet, satellite, etc.) and/or merge(i.e., cable, telephone, Internet), Muller Media plans to be positioned to provide packaged programs via these new distribution channels to worldwide markets.

As new feature film acquisitions occur, generally, they are initially released to the industry's annual convention, American Film Market (AFM), each year. Muller attends this convention each year to review and evaluate new film content as it is released. Executives from the Company also attend the annual convention of the National Association of Television Program Executives (NATPE) each January, where much of the actual selling has traditionally taken place. In recent years however, the importance of this convention has become diminished as much of Muller's business has been obtained each year, prior to this event, as a result of changes both in the industry and in the way Muller markets its film packages.

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

Although the Company has limited its distribution to U.S. markets until now, the Company is considering expansion into international markets, beginning initially with Europe. Subsequently the markets in Asia and South America will be targets of opportunity for Muller. Plans will be formulated to determine exactly how and when Muller will expand into international markets.

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

As a relatively small company in an industry of giants, Muller has adopted less costly, more innovative strategies, both in securing content and selling movie or other packages. For the time being and until Muller has carved out a larger niche within the industry, this methodology will continue. Over the twenty years that Muller has been in business, company executives have been successful in developing relationships with key individuals in the motion picture and television industries. Although Muller is not dependent upon one or a few major customers, much of its movie content is sold to several television and cable networks. The amount of this content and the customer to whom it is sold can vary from year to year, depending on what specific movie content is available and what is desired by the individual networks.

Muller plans to develop alliances with various other companies in the industry which will give them access to larger projects and the ability to acquire better quality content, which will increase revenues. It is Muller's intent to acquire future worldwide rights to television, cable, satellite, home video, Internet and any other rights as they are available for the program content, with an emphasis on feature length films, offered by the Company. With control of marketable programming content Muller will be in a position to grow. To the extent that the digital era expands, Muller believes that it will play a significant role in that it is a supplier of content for mass entertainment.

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

Management is evaluating trends within the industry which are expected to change the way in which movie and other media content will be delivered in the future. Advances in digital technology will allow for new methods of transmitting and viewing media content. It is Muller's intent to adapt its way of doing business to take advantage of new technology as is becomes available, where is it practical and cost effective to do so. Muller plans to obtain the necessary licensing rights which would expand its rights to deliver film content beyond its traditional television network and cable markets.

DEPENDENCE ON PRODUCERS AND SUPPLIERS
-------------------------------------

Muller Media Inc., is wholly dependent upon certain market segments for its revenues. For that reason, Muller Media Inc. has initiated, through its direct sales team, direct marketing programs designed to expand its marketing channels. Currently those channels are limited to television network, independent affiliates and cable stations.

Muller Media Inc. is also dependent on independent producers to obtain quality media communication products. Muller Media Inc., negotiates with these independent producers to obtain rights to films that can be packaged or specifically designed for certain television and cable markets at the lowest practical cost structure so that it can price its products competitively. Muller pays the producers a combination of up-front fees combined with payments determined by the number of times a movie is shown by Muller's client customers.

The Company seeks relationships with top independent producers as part of its commitment to provide quality media broadcast products. Its sales strategy for these products is to compete on a cost leadership basis, since its products are viewed by customers as relatively homogenous with that provided by Muller's competitors.

INTELLECTUAL PROPERTY
---------------------

Muller relies on proprietary agreements with its film suppliers and regards the content of these agreements as intellectual property.

From time to time, Muller enters into confidentiality agreements with consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Muller's proprietary information without authorization or to develop similar agreements independently.

There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on Muller's business, results of operations and financial condition. Litigation may be necessary in the future to enforce the Muller's intellectual property rights, to protect the Muller's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, there can be no assurance that Muller's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Muller. Moreover, from time to time, Muller may be subject to claims of alleged infringement by Muller or service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of Muller's proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on Muller's business, results of operations and financial condition.

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

In addition, there can be no assurance that competition from existing or new competitors or a decrease in the price charged for medium to high film packages by the major distributors or other competitors would not materially adversely affect the Company. Muller Media believes that the principal competitive factors affecting the market for its services are price, quality of service, reliability of service, degree of service integration, ease of use, service features and name recognition. The management of Muller Media believes that they compete effectively in these areas.

In management's opinion, name recognition is the principle element driving purchase decisions. As such, Muller Media typically insists that its independent film producers have a fixed budget for marketing and name recognition.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS
--------------------------------------------

Future Financial Viability

Muller's future financial results will depend on, among other things, the ability to generate a level of revenues sufficient to offset our cost structure. Although Muller has been profitable in the past, there is no assurance that Muller will significantly increase revenues or be profitable in the future. Because our revenues may not grow or may not continue at their current levels, our financial condition and results of operations may be harmed and our business may not be financially viable in the future.

Financial Reporting

In the year 2001, the American Institute of Certified Public Accountants required the industry to change their method of accounting for recording licensing arrangements with television stations. Previously Muller was allowed to recognize revenue upon the execution of a contract with the television station. Now, in order to recognize revenue from a licensing arrangement of a film(s), five accounting conditions must be met. If any of the five conditions are not met then the revenue will be deferred until all the conditions are met. Due to the deferral of revenues required under the revised accounting regulations, it is possible that Muller's reported financial results may show a decline.

Need For Additional Capital

If additional capital cannot be raised Muller's plan of growth will not be able to be implemented as these funds will be required for the purchase of additional film content for distribution, or other expansion such as investments in, or strategic alliances with companies that are complementary to Muller's operations.

Technology Systems

If Muller is unable to acquire or develop digital technology, it may be unable to carry out a part of its business plan which would enable film distribution via Internet communications. If Muller's competitors were able to do so and Muller was not, it is highly probable that Muller could lose significant market share.

Market Shrinkage

The number of film distributors in the markets served by Muller has continued to shrink over the past ten years. This has been both as a result of some going out of business and the consolidation of others. Consolidation has created a number of competitors whose resources are greater than Muller's. Competitors with larger resources could create marketplace conditions which Muller may not be able to compete with, in the future. Additionally several of the major studios could market their own films directly to Muller's clients.

Key Management Personnel

Loss of one or more of the key management personnel could result in Muller not being able to secure, or sell suitable film content. This is due to the unique nature of the way Muller conducts its business. Muller is highly dependent upon personal relationships with both independent film producers from whom movie content is obtained and television executives who purchase Muller's films for viewing. If a key member of management were to leave, it is possible that certain film suppliers or television stations may no longer do business with Muller.

Dependency Upon Independent Producers

If Muller is unable to secure both quality and content of films we will have nothing to sell. We do not currently own any production facilities. As a result, we depend upon independent producers, some of which are, or may become our competitors, to provide our services. Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain new film acquisitions as a base for programming on favorable terms from independent producers, in a timely manner. We purchase the distribution rights in the United States of feature film libraries pursuant to agreements with various terms and conditions and are vulnerable to changes in our arrangements, such as price increases and cancellations. We have not experienced losses in the past because of our inability to acquire the distribution rights to film libraries, but no assurance can be given in this regard with respect to the future. In addition, no assurance can be given that we will be able to obtain feature film libraries in the future at favorable prices, and a material increase in the price at which we obtain distribution rights could have a material adverse effect on us. (See -"Our industry is extremely competitive and we may not be able to compete effectively.")

Since we do not produce movies we are substantially dependent on the ability of our sales force and their relationships with independent producers to provide adequate feature film libraries on a timely basis and on favorable terms. These independent producers also produce feature film packages for certain of our competitors, as well as other large customers, and there can be no assurance that such producers will have sufficient production capacity to satisfy our inventory or scheduling requirements during any period of sustained demand. Although we believe that our relationship with the independent producers is satisfactory and that alternative markets for our film packages are currently available, the loss of the services of such distributors and vendors or substantial price increases imposed by them, would affect our business in that without content, we would have nothing to offer our television station clients Failure or delay by such independent producers in supplying feature film libraries to us on favorable terms could also adversely affect our operating margins and our ability to obtain and deliver products and services on a timely and competitive basis.

Growth Problems

We face significant risks in expanding our operations and managing our growth.

We are in the early stages of expanding our domestic operations and attempting to enter international markets and our success will depend, among other things, upon our ability to access potential markets and to generate increased sales. In addition, the expansion of our business may involve acquisitions, which could divert our resources and management time and require integration with our existing operations. There can be no assurance that any acquired business will be successfully integrated into our operations or that any such business will meet our expectations. It is uncertain whether the growth experienced by us will continue or that we will be able to achieve the growth contemplated by our business strategy. Our growth may be affected by numerous factors, a number of which are not within our control, including regulation of the entertainment industry in countries in which we operate. Any future growth is expected to place significant demands on all aspect of our business including our administrative, technical and financial personnel and systems. We will be required to respond and manage the changing business conditions and if we are unable to do so, the quality of services, our ability to retain key personnel and our results of operations could be adversely affected. .

RISKS RELATED TO OUR INDUSTRY
-----------------------------

Highly Competitive Industry

The entertainment industry is highly competitive, rapidly evolving and subject to constant technological change. Our ability to compete effectively in the entertainment industry will depend upon our continued ability to provide high quality services at prices generally competitive with, or lower than, those charged by our competitors.

Increasing Competition

Currently, there are several companies selling film packages, and we expect competition to increase in the future. Other distributors currently offer packages of similar content offered by us. As a service provider in the distribution of film packages industry, many of our key competitors are substantially larger than us and have the following competitive advantages:

o greater financial, technical, engineering, personnel and marketing resources;
o longer operating histories;
o greater name recognition; and
o larger film content

These advantages afford our competitors pricing flexibility. Companies that provide film content may compete for markets based on price, with the dominant providers conducting extensive advertising campaigns in order to capture market share. Competitors with greater financial resources may also be able to provide more attractive incentive packages to stations in order to encourage them to carry products that compete with our services. In addition, competitors with greater resources than ours may be better situated to negotiate favorable contracts with stations. We believe that existing competitors are likely to continue to expand their service offerings to appeal to stations and their consumers. Moreover, because there are few, if any, substantial barriers to entry, we expect that new competitors are likely to enter the distribution market and attempt to market film packages similar to our services which would result in greater competition. If our existing competitors or new competitors devote significant additional resources to such action could have a material adverse effect on our business, financial condition and results of operations, and there can be no assurance that we will be able to compete successfully against such new or existing competitors.

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

There can be no assurance that we will be successful in developing and marketing new services or enhancements to services that respond to these or other technological changes or evolving industry standards. In addition, there can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of our existing film packages or that our new film packages or enhancements thereto will adequately meet the requirements of the marketplace and achieve market acceptance. Delay in the introduction of new film packages or enhancements, our inability to develop such new film packages or enhancements or the failure of such film packages or enhancements to achieve market acceptance could result in lower revenues and either lower profits, or possible losses.

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

Risk of Decline in Advertising Revenues

The availability and amount of advertising revenues derived by television stations has a direct effect on the fees which stations will pay to distributors of media content. If there is a downturn in advertising revenues to the stations, distributors, such as Muller, could be negatively affected by not being able to charge as much for their products. This would result in lower revenues and profitability.

Risk of Impact of New Technology

The entertainment industry is characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies. It is expected that new products and services, as well as enhancements to existing products and services will be developed and
introduced.   The proliferation of new telecommunications, satellite and cable technology, including down loading movies over the Internet, may reduce demand for small film packages designed to fit a television station's or cable company's needs. As new technologies develop, Muller and similar companies may be placed at a competitive disadvantage. Competitive pressures may force the implementation of such new technologies at substantial cost. Some of Muller's competitors may implement new technologies before we are able to implement such technologies, allowing such competitors to provide enhanced services and superior quality compared with that which we are able to provide.

Our operating results may fluctuate considerably in the future.

Our quarterly operating results, primarily as a result of the evolution of our business, may fluctuate significantly in the future as a result of a variety of factors, including:

o    pricing changes;

o changes in the mix of services sold or channels through which those services are sold;

o changes in user demand, capital expenditures and other costs relating to the expansion of our services;

o the timing and costs of any acquisitions of customer bases and businesses, services or technologies;

o    the timing and costs of marketing and advertising efforts;

o    changes in accounting standards and reporting regulations;

o    the effects of government regulation and regulatory changes; and

o    specific economic conditions in the entertainment industry.

Such variability could have a material adverse effect on our business, financial condition and results of operations. Any significant shortfall in demand for our services in relation to our expectations, or the occurrence of any other factor which causes revenue to fall significantly short of our expectations, would also have a material adverse effect on our business, financial condition and results of operations.

We face risks associated with acquisitions, investments and strategic alliances.

In the future, we may acquire or engage in efforts to acquire customer bases and businesses from, make investments in, or enter into strategic alliances with companies that have customer bases, or existing networks in our current markets or in areas into which we intend to expand. We do not have any present understanding, commitment or agreement with respect to any acquisition, investment, strategic alliance or related effort. Moreover, our capital structure may make it difficult for us to use stock as consideration for any potential acquisition. Any future acquisitions, investments, strategic alliances or related efforts will be accompanied by the risks commonly encountered in such transactions or efforts. Such risks include, among others:

o    the difficulty of identifying appropriate acquisition candidates;

o the difficulty of assimilating the operations and personnel of the respective entities;

o    the potential disruption of our ongoing business;

o the inability of management to capitalize on the opportunities presented by acquisitions, investments, strategic alliances or related efforts;

o the failure to successfully incorporate licensed or acquired technology and rights into our services; and

o the inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management.

Additionally, in connection with an acquisition, we may experience rates of customer attrition which are significantly higher than the rate of customer attrition which we generally experience. Acquisitions involve numerous additional risks, especially in the areas of operations, services, products and personnel of the acquired companies, which could result in charges to earnings or adversely affect our operating results. Any acquisition will involve a number of risks that could materially and adversely affect us, including diverting our management's attention from operational and financial matters; assimilating the operations, technologies, products, and personnel of the acquired companies; risks of entering markets in which we have no or limited prior experience; and the potential loss of key personnel of the acquired companies. Further, to the extent that any such transaction involves customer bases or businesses located outside the United States, the transaction would involve the risks associated with international operations. There can be no assurance that we would be successful in overcoming these risks or any other problems encountered with such acquisitions, investments, strategic alliances or related efforts. Further, there can be no assurance that acquisition opportunities will be available, that we will have access to the capital required to finance potential acquisitions, that we will continue to acquire businesses or that the acquired businesses will be profitable. Acquisitions may result in potentially diluted issuances of equity securities, the incurrence of debt and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on us.

Future events, including the problems, delays, expenses and difficulties frequently encountered by companies, may lead to cost increases that could make our funds insufficient to support our operations. We may seek additional capital, including an offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur nor have we adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. We could suffer adverse consequences if we are unable to obtain additional capital when needed.

Our business is at risk from system failures and delays.

System failures, delays and other problems could harm our reputation and business, cause us to lose customers and expose us to customer liability. However we minimize our exposure to risk from such system failures by only dealing in and with finished product ready for immediate distribution.

Our success depends on our ability to provide reliable film packages to the cable and television industry. Our operations could be interrupted by any damage to or failure of:

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

Muller does not have any additional facilities, and there are currently no proposed programs for the renovation, improvement or development of the properties currently being leased by the Company.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of the period covered by this report, , Muller Media, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against Muller Media, Inc.

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

ITEM 7. FINANCIAL STATEMENTS.

                               MULLER MEDIA, INC.
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


                                    CONTENTS


INDEPENDENT AUDITORS' REPORT                                     F-1


BALANCE SHEET                                                    F-2


INCOME STATEMENT                                                 F-3


STATEMENT OF COMPREHENSIVE INCOME                                F-4


STATEMENT OF STOCKHOLDERS' EQUITY                                F-5


STATEMENT OF CASH FLOWS                                          F-6

COMPARISON TO PREVIOUS 9 MONTH LIKE PERIOD                       F-6(a) - F-6(c)

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

                   MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                         CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
February 22, 2002

                               MULLER MEDIA, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2001



     ASSETS
Current assets
  Cash and cash equivalents                                         $   952,906
  Accounts receivable, net of allowance for
   doubtful accounts of $52,582                                       1,925,678
  Securities available for sale                                          38,934
  Prepaid expenses                                                       27,723
                                                                    -----------
     Total current assets                                             2,945,241

Property and equipment, less accumulated
  depreciation and amortization of $107,575                               2,038

Accounts receivable, non-current                                        497,621
Deferred charges - payments to producers                                197,681
Deferred tax asset                                                       14,633
Advances to parent company                                              877,259
Goodwill, less accumulated amortization of $290,556                   1,343,880
Deposit                                                                   7,500
                                                                    -----------
   TOTAL ASSETS                                                     $ 5,885,853
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses                              $    60,420
 Accrued income taxes                                                   313,633
 Due to producers                                                       192,055
 Deferred revenue, current portion                                    1,521,531
 Convertible note                                                       300,000
                                                                    -----------
   Total current liabilities                                          2,387,639
                                                                    -----------
Deferred revenue, less current portion                                  734,925
  Total liabilities                                                   3,122,564
                                                                    -----------
Commitments and contingencies                                                --

Stockholders' equity
  Preferred stock, $.001 par value; 5,000,000 shares
    authorized, no shares issued and outstanding                             --
  Common stock, $.001 par value; 20,000,000 shares
    authorized; 13,175,750 issued and outstanding                        13,176
  Additional paid-in capital                                          1,804,710
  Retained earnings                                                     955,539
  Unrealized loss on marketable securities
                                                                        (10,136)
                                                                    -----------
    Total stockholders' equity                                        2,763,289
                                                                    -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 5,885,853
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                               MULLER MEDIA, INC.
                                INCOME STATEMENT
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2001


Revenue                                                            $  4,216,278

Cost of revenue - producers' fees                                     2,822,886
                                                                   ------------
Net revenue                                                           1,393,392
                                                                   ------------
Operating expenses
  Selling, general and administrative                                   698,137
  Depreciation and amortization                                          61,521
  Bad debt                                                              214,096
                                                                   ------------
    Total operating expenses                                            973,754
                                                                   ------------
Income from operations                                                  419,638

Other income (expenses)
  Interest income                                                       229,067
  Interest expense                                                       (4,028)
  Financing expense                                                    (300,000)
                                                                   ------------
    Total other income (expenses)                                       (74,961)
                                                                   ------------
Income before income taxes                                              344,677
Income tax expense                                                     (299,000)
                                                                   ------------
Net income                                                         $     45,677
                                                                   ============
Net income per common share
  Basic                                                            $         --
                                                                   ============
  Diluted                                                          $         --
                                                                   ============
Weighted average common shares
  Basic                                                              12,374,477
                                                                   ============
  Diluted                                                            14,796,438
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

                               MULLER MEDIA, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                         Net
                                                                                     Unrealized
                                                                                         Gain
                           Common Stock              Additional                       (Loss) on          Total
                          --------------               Paid-in         Retained       Marketable      Stockholders'
                       Shares           Amount         Capital         Earnings       Securities         Equity
                     -----------     -----------     -----------      -----------     -----------      -----------
Balance at
Apr 1, 2001           10,000,000         $10,000      $1,625,436        $ 909,862       $ (10,682)      $2,534,616

Issuance of
stock upon
merger                 2,200,750           2,201          (2,201)              --              --               --

Issuance of
stock for
services
rendered and
the issuance
of a note
in connection
with the merger          975,000             975            (975)              --              --               --

Cost incurred
in connection
with merger                   --              --        (117,550)              --              --         (117,550)

Beneficial
conversion
feature on
convertible note              --              --         300,000               --              --          300,000

Unrealized
gain on
securities
available
for sale                      --              --              --               --             546              546

Net income                    --              --              --           45,677              --           45,677
                     -----------     -----------     -----------      -----------     -----------      -----------
Balance at
Dec 31, 2001          13,175,750     $    13,176     $ 1,804,710      $   955,539         (10,136)     $ 2,763,289
                     ===========     ===========     ===========      ===========     ===========      ===========

The accompanying notes are an integral part of these financial statements.

                              MULLER MEDIA, INC.
                           STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED DECEMBER 31, 2001



CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $    45,677
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization                                                         61,521
    Bad debt expense                                                     52,582
    Imputed Interest on convertible note                                300,000
  (Increase) decrease in assets:
    Accounts receivable                                               1,746,940
    Prepaid expenses                                                    (27,723)
    Deferred charges                                                    852,319
    Deferred taxes                                                      (14,633)
    Deposits                                                              2,800
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                25,784
    Due to producers                                                    192,055
    Accrued income taxes                                                313,633
    Deferred revenue                                                 (3,494,238)
                                                                    -----------
Net cash provided by operating activities                                56,717
                                                                    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in property and equipment                                     (2,268)
  Advances to affiliated company                                       (648,908)
                                                                    -----------
Net cash used in investing activities                                  (651,176)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of convertible note                                          300,000
  Issuance of common stock                                             (117,550)
                                                                    -----------
Net cash provided by financing activities                               182,450
                                                                    -----------
-NET DECREASE IN CASH                                                  (412,009)

CASH AND CASH EQUIVALENTS - BEGINNING PERIOD                          1,364,915
                                                                    -----------
CASH AND CASH EQUIVALENTS - ENDING PERIOD                           $   952,906
                                                                    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the nine months ended for -
    Interest paid                                                   $        --
                                                                    ===========
   Income taxes paid                                                $        --
                                                                    ===========


The accompanying notes are an integral part of these financial statements.

The following financial information is being supplied for comparison to the like reporting period for the previous year nine months period ending December 30, 2000. This information has not been reviewed or audited but in the opinion of management accurately represents the financial condition of Muller media, inc. for the period indicated.


                               MULLER MEDIA, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                $1,412,334
  Marketable securities                                                   34,912
  Contracts receivable                                                 2,206,012
  Advances to parent                                                     623,951
                                                                      ----------

                                                                       4,277,209

FURNITURE AND EQUIPMENT - net of accumulated depreciation                     --

CONTRACTS RECEIVABLE - non-current                                     2,762,954

SECURITY DEPOSIT                                                          10,300
                                                                      ----------

                                                                      $7,050,463
                                                                      ==========

                          LIABILITIES AND STOCKHOLDER'S
EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                    $    5,081
  Producers' payable                                                   1,535,827
  Income tax credits due to parent                                       600,600
  Deferred revenue                                                            --
                                                                      ----------
                                                                       2,141,508

PRODUCERS' PAYABLE - non-current                                       1,954,688

DEFERRED INCOME TAXES                                                    739,857
                                                                      ----------
                                                                       4,836,053
                                                                      ----------
STOCKHOLDER'S EQUITY
  Capital stock                                                            1,000
  Retained earnings                                                    2,213,410
                                                                      ----------

                                                                       2,214,410
                                                                      ----------

                                                                      $7,050,463
                                                                      ==========

                                      F-6a

                              MULLER MEDIA, INC.
                   STATEMENT OF INCOME AND RETAINED EARNINGS
                     FOR THE NINE MONTHS DECEMBER 31, 2000


Revenue                                                               $4,443,695
Cost related to revenue - producers' expense                           3,224,875
                                                                      ----------
Net revenue                                                            1,218,820

Selling, general and administrative expenses
 Officer's salaries                                                      249,787
 Other salaries                                                          276,050
 Payroll taxes and fringe benefits                                        59,983
 Travel and entertainment                                                 65,644
 Rent                                                                     37,632
 Office supplies and expenses                                             12,796
 Telephone                                                                 8,915
 Professional fees                                                        16,746
 Selling and promotion                                                    17,886
 Miscellaneous                                                            15,203
 Depreciation                                                              5,307
                                                                      ----------

          Total expenses                                                 765,949
                                                                      ----------

Income before investment income and income taxes                         452,871

Investment income (including discounts earned on
   contracts receivable)                                                 310,059
                                                                      ----------

Income before income taxes                                               762,930

Income taxes                                                             424,000
                                                                      ----------

Net income                                                               338,930

Comprehensive income  - unrealized gain on
  investments (net of taxes)                                                  --

Retained earnings - beginning of period                                1,874,480
                                                                      ----------

Retained earnings - end of period                                     $2,213,410
                                                                      ==========




                                     F-6(b)

                               MULLER MEDIA, INC.
                             STATEMENT OF CASH FLOWS
                      FOR THE NINE MONTHS DECEMBER 31, 2000




Cash flows from operating activities:
       Net income                                                   $   338,930

       Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                      5,307
       (Increase) decrease in:
        Advance to parent                                              (223,951)
        Contracts receivable                                         (1,783,818)
       Increase (decrease) in:
        Accounts payable                                                (14,700)
        Producers' payable                                            1,700,388
        Income taxes payable                                            119,727
        Deferred revenue                                               (107,216)
        Income tax credits due to parent                                292,000
                                                                    -----------

Net cash provided by operating activities                               326,667

Cash (used in) investing activities
  Increase in market value of investments                                  (273)
                                                                    -----------

Net increase in cash and equivalents                                    326,394

Cash in banks and equivalents - beginning of period                   1,085,940
                                                                    -----------

Cash in banks and equivalents - end of period                       $ 1,412,334
                                                                    ===========

 Supplementary Information:

       Income taxes paid                                            $    20,025
                                                                    ===========

                                    F-6(c)

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

                              CONTRACTS RECEIVABLE
                              --------------------

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

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                 INCOME TAXES
Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 2 - MARKETABLE SECURITIES


At December 31, 2001, marketable securities classified as available- for-sale are comprised as follows:

           Common stock
              Market securities, at cost        $      49,070
              Fair value at December 31, 2001          38,934
                                                -------------
              Unrealized loss                   $     (10,136)
                                                =============

NOTE 3 -   ADVANCES TO AFFILIATED COMPANY

Advances to former affiliated company consist of the following:


              Advances                            $ 1,378,216
              Tax credit due to affiliated company   (490,957)
                                                  -----------
                                                  $   887,259
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
                                                               =============

                              MULLER MEDIA, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 2001


NOTE 5 - GOODWILL

          Goodwill                                               $1,634,436
          Less: Accumulated amortization                            290,556
                                                                 ----------
                                                                 $1,343,880
                                                                 ==========

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

                              EMPLOYMENT AGREEMENTS
                              ---------------------

The Company has entered into employment agreements as follows: circle Two five-year agreements, each providing for an annual salary of $125,000, expiring November 2006.

circleA three-year agreement, providing for an annual salary of $226,000, expiring June 2004.

circleA renewable one-year agreement providing for an annual salary of $200,000.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Revenue Recognition - Revenue from the distribution of motion pictures and other entertainment events is recognized upon commencement of the station's licensing period. Muller has executed license agreements totaling approximately $1,283,000 whose license period begins after March 31, 2001. The related expense is recorded as the revenue is recognized. In addition Muller advances funds to producers of motion pictures and entertainment events. These advances are charged to operations by amortizing them over their estimated revenue streams. Interest income is imputed on revenues earned over periods in excess of one year.

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

                               MULLER MEDIA, INC.
                               ------------------

           (A Wholly Owned Subsidiary of DCI Telecommunications, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


C. Furniture and Equipment - Furniture and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the asset which range from 5 to 7 years. The Company has $107,347 of furniture and equipment as of March 31, 2001 and 2000. Depreciation expense was $5,306 and $7,723 for the years ended March 31, 2001 and 2000, respectively. These assets are fully depreciated as of March 31, 2001.

D. Marketable Securities - Investments in marketable securities are categorized as either trading, available-for-sale or held to maturity. As of March 31, 2001 and 2000 the Company had only available-for-sale securities, which are stated at fair value, with unrealized gains and losses reported in stockholder's equity. As of March 31, 2001 and 2000 marketable securities consisted of mutual funds in the amount of $38,388 and $34,650, respectively.

E. Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

F. Income Taxes - Deferred income taxes are determined on the liability method in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The Company elects to file a consolidated tax return with its parent.

G. New Accounting Pronouncements - In March 2001 the Company changed its accounting method for the recording of licensing arrangements with its stations based on the conditions set forth by Accounting Standards Executive Committee of the AICPA in SOP 00-2 "Accounting by producers or Distributors of Films". The Company retroactively applied this adoption effective April 1, 2000. The effect of the change for year ended March 31, 2001 was to decrease income by $448,061. The adjustment is included in net loss for year ended March 31, 2001.

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

H. Fair Value of Financial Instruments - The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt, which approximates its carrying value, is estimated based upon the quoted market prices for the same or similar debt instruments or on the current rates offered to the Company for debt of the same remaining maturities.

I. Deferred Revenue - Deferred revenue consists of motion picture license fees from executed license arrangements. These fees will be recognized as revenue in future periods when certain conditions are met.

J. Asset Impairment - The Company evaluates the recoverability and carrying value of its long-lived assets at each balance sheet date, based on guidance in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be disposed Of. Among other factors considered in such evaluation is the historical and projected operating performance of business operations, the operating environment and business strategy, competitive information and market trends. The Company did not recognized any charges of during the year ending March 31, 2001 and 2000, respectively for asset impairment.

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

4. COMMITMENTS

                                     LEASES

Muller leases office space and had a non-cancelable operating lease that expired in June 1999. In May, 1999 the Company exercised an option to renew this lease for an additional two years at an increased annual rent of 10% per annum. The annual rent under this lease is $49,500. In addition the lease has an escalation clause relating to real estate taxes. Future minimum rental commitments due on non-cancelable leases is $9,900 through December 31, 2001.

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

ROBERT RESKER, DIRECTOR
-----------------------

Robert Resker has served as a director since November 12, 2001. Mr Resker is presently and has been the sole proprietor of VKR Services an electronic manufacturers representative firm since 1975. Mr.Resker served as Principal and President of K&R Engineering Sales Corp. from 1973 until 1999. Mr Resker has also been active as an elected public official both in Mt. Olive and Allamuchy Townships, NJ.

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

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS:

                           Summary Compensation Table
                                                                    Long-Term
                                                                   Compensation
                                                                      Awards
                               Annual Compensation       Other      Securities
                                 As of 12/31/01          Annual     Underlying
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

                                                                    Percent of
                                             Number of             Outstanding
                                              Common       Right     Shares of
Name(1)                      Position     Shares Owned  to Acquire     Class
-------                      --------     ------------  ----------  ----------
John J. Adams(1)            Chairman/CEO   See note below
Robert B. Muller(2)         Vice Chairman            0     None          0.0%
Daniel E. Mulholland(3)     Pres./COO                0     None          0.0%
Clifford S. Postelnik(4)    VP/General
                            Counsel/Sec.   See note below
Robert Resker(5)            Director                 0     None          0.0%
DCI Tele-
   communications, Inc.(6)  Shareholder     10,000,000    See note (9)  75.9%
Virtual Funds, Inc.(7)      Shareholder      2,027,000    1,200,000(10) 15.4%
Equity Securities(8)        Shareholder        700,000    1,100,000      5.3%
-------------------------   -----------     ----------    ---------    ------

All officers and directors as a group (5 persons)

(1) John J. Adams, 11 East 47th Street, Third Floor, New York, New York 10017. Mr. Adams owns 250,000 shares of common stock of DCI Telecommunications, which now owns 10,000,000 shares of Muller's common stock.

(2)  Robert B. Muller, 11 East 47th Street, Third Floor, New York, New York
     10017.

(3) Daniel E. Mulholland, 11 East 47th Street, Third Floor, New York, New York 10017.

(4) Clifford S. Postelnik, 11 East 47th Street, Third Floor, New York, New York 10017. Mr. Postelnik owns 200,000 shares of common stock of DCI which now owns 10,000,000 shares of Muller's common stock.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

John J Adams, our Chief Executive Officer, Chairman and director, was formerly a director of Muller Media Inc., and the Chairman and Chief executive Officer of DCI, from whom we merged with Muller Media Inc.. Mr. Adams owns 250,000 shares of common stock of DCI, which now owns 10,000,000 shares of Muller's common stock.


Clifford S. Postelnik, our Secretary and General Counsel was formerly a Director of Muller Media Inc. prior to the merger as well as Secretary and General Counsel of DCI Telecommunications, Inc. Mr. Postelnik owns 200,000 shares of common stock of DCI which now owns 10,000,000 common shares of Muller's capital stock.


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

(2)  Previiously Filed.

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