Form 10KSB
period 2002-12-31
MULLER MEDIA INC
filed 2003-04-15
CIK 1107262

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-KSB
                                   (Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the period from January 1, 2002 to December 31, 2002

                        Commission File Number: 000-30829

                               Muller Media Inc.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $____________, for the period 12 months ended December 31, 2002.

Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $35,000.

As of December 31, 2002, the issuer had 713,643 shares of common stock outstanding.

As of December 31, 2002, the issuer had no preferred shares outstanding.

Documents incorporated by reference: See Item 13. Exhibits and Reports on Forms 8-K in Part III.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property........................................9
    Item 3.  Legal Proceedings..............................................9
    Item 4.  Submission of Matters to a Vote of Security Holders............9

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......10
    Item 6.  Management's Discussion and Analysis of Financial
                Condition and Results of Operation.........................13
    Item 7.  Financial Statements..........................................14
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................14

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................14
    Item 10. Executive Compensation........................................17
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................18
    Item 12. Certain Relationships and Related Transactions................19
    Item 13. Exhibits and Reports on Form 8-K..............................20

SIGNATURES   ..............................................................21

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

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

BUSINESS DEVELOPMENT, ORGANIZATION AND ACQUISITION ACTIVITIES
-------------------------------------------------------------

A. Business Development, Organization and Acquisition Activities

Muller Media Inc. ("Muller"), was originally incorporated under the name Puppettown.com Inc. on July 1, 1999 with the filing of Articles of Incorporation with the Secretary of State of the State of Nevada. On July 26, 1999 a Certificate of Amendment was filed under which the corporate name was changed to Business Translation Services, Inc.(BTS)

On November 12, 2001 there was a change in control of the Company. On the same day BTS entered into a merger with Muller Media Inc., a New York corporation formed in 1982, under the terms of which the surviving entity was Business Translation Services, Inc.

On January 22, 2002 a Certificate of Amendment was filed with the Secretary of State of the State of Nevada whereby the corporate name was changed to Muller Media Inc.

The original articles of the Company authorized the issuance of twenty million (20,000,000) shares of common stock at par value of $0.001 per share and five million (5,000,000) shares of preferred stock at par value of $0.001. Activities to date have been limited primarily to organization, initial capitalization, finding an appropriate operating facility in Las Vegas, NV, and commencing with initial operational plans. A Certificate of Amendment to Articles of Incorporation was issued on December 30, 2002 which increased the authorized shares to 500,000,000 shares of common stock having a $.001 par value and 5,000,000 shares of preferred stock having a $.001 par value.

Corporate and administration office of Muller Media is located at: 11 East 47th Street, Third Floor, New York, New York 10017, Phone: (212) 317-0175.

Prior to the November 12, 2001 merger between BTS and Muller Media Inc., the latter was a wholly owned subsidiary of DCI Telecommunications Inc. The merger transaction was a stock for stock consideration. DCI was no longer the parent company though it acquired controlling interest as a result of the merger. There were substantial inter-company loans between DCI and the former Muller Media, Inc. which DCI had intended to acquit and retire through subsequent sale of a portion of the stock it had acquired in BTS. Unfortunately, DCI has been unable to continue in business and has filed for Chapter 7 Bankruptcy on February 26, 2003 causing a negative impact to the balance sheet of BTS, renamed to Muller Media Inc.

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

As the methods of distribution for entertainment media grow (i.e., internet, satellite, etc.) and/or merge (i.e., cable, telephone, internet), Muller Media plans to be positioned to provide packaged programs via these new distribution channels to worldwide markets.

Generally as new feature film acquisitions occur, they are initially released at the industry's annual convention, American Film Market (AFM). Muller attends this convention each year to review and evaluate new film content as it is released. Executives from the Company also attend the annual convention of the National Association of Television Program Executives (NATPE) each January, where much of the actual selling has traditionally taken place. In recent years however, the importance of this convention has become diminished as much of Muller's business has been obtained each year, prior to this event, as a result of changes both in the industry and in the way Muller markets its film packages.

The process of distribution starts with negotiating the acquisition of broadcast and exhibition rights for both over-the-air and cable network telecasts. In some cases, Muller obtains the right to license the programming for home video and other ancillary markets.

It is Muller's plan to continue to acquire the distribution broadcast rights to independently produced films so as to expand its library so as to increase its product offerings to clients. Muller is also seeking to acquire other firms with film libraries that would be of appeal to its existing client base.

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

Muller has carved out a niche which should cause the Company to continue to grow profitably. As most major companies in the industry are becoming increasingly integrated, with regard to production, distribution and exhibition, some content is "falling through the cracks". Many of the best creative projects are being forced into a secondary position. Some of the content that will be added to Muller's library will come from this segment.

As a relatively small company in an industry of giants, Muller has adopted less costly, more innovative strategies, both in securing content and selling movie or other packages. For the time being and until Muller has carved out a larger niche within the industry, this methodology will continue. Over the twenty years that Muller has been in business, company executives have been successful in developing relationships with key individuals in the motion picture and television industries. Although Muller is not dependent upon one or a few major customers, much of its movie content is sold to several television and cable networks. The amount of this content and the customer to whom it is sold can vary from year to year, depending on the specific movie content available and the preferences of individual networks.

Muller plans to develop alliances with various other companies in the industry which giving the Company access to larger projects and the ability to acquire better quality content, thereby increasing revenues. It is Muller's intent to acquire future worldwide rights to television, cable, satellite, home video, internet and any other rights as they are available for the program content, with an emphasis on feature length films. With control of marketable programming content Muller will be in a position to grow. To the extent that the digital era expands, Muller believes that it will play a significant role in that it is a supplier of content for mass entertainment.

Muller is positioning itself to take advantage of the new distribution channels which will become more prevalent in the industry with the advances in internet based digital technology. Management is investigating how best to exploit this new delivery medium while at the same time assuring the utmost protection for the independent film producer and collection of exhibition revenue.

Many of the larger companies in the industry have acknowledged that the future of the industry lies in being able to use the internet as a transport and delivery medium. Unfortunately the technology that currently exists for the downloading and/or streaming of film media content, is of poor quality.

Management is evaluating trends within the industry that are expected to change the way in which movie and other media content will be delivered in the future. Advances in digital technology will allow for new methods of transmitting and viewing media content. It is Muller's intent to adapt its way of doing business to take advantage of new technology as it becomes available, where it is practical and cost effective to do so. Muller plans to obtain the necessary licensing rights to expand its rights to deliver film content beyond its traditional television network and cable markets.

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

The Company seeks relationships with top independent producers as part of its commitment to provide quality media broadcast products. Its sales strategy for these products is to compete on a cost leadership basis, since its products are viewed by customers as relatively homogenous compared with those provided by Muller's competitors.

COMPETITION
-----------

The entertainment industry is intensely competitive. However, the number of competitors has diminished steadily over the years. Other providers currently offer one or more of each of the products or services offered by Muller Media. As a media communications provider in the entertainment industry, Muller Media competes with several dominant providers. Muller Media expects that new competitors are likely to enter the entertainment market and attempt to market services similar to Muller Media's products. The ability of Muller Media to compete effectively in the entertainment industry will depend upon its ability to provide high quality film packages at prices generally competitive with, or lower than, those charged by its competitors. Certain of Muller Media's competitors dominate the entertainment industry and have the financial resources to enable them to withstand increasing price competition. There can be no assurance that Muller Media will be able to compete successfully in the future. Moreover, there can be no assurance that certain of Muller Media's competitors will not be better situated to negotiate contracts with independent producers which are more favorable than contracts negotiated by Muller Media.

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

In management's opinion, name recognition is the principal element driving purchase decisions. As such, Muller Media typically insists that its independent film producers have a fixed budget for marketing and name recognition.

INTELLECTUAL PROPERTY
---------------------

Muller relies on proprietary agreements with its film suppliers and regards the content of these agreements as intellectual property.

From time to time, Muller enters into confidentiality agreements with consultants and in connection with its license agreements with third parties. In general the Company seeks to control access to, and distribution of, its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Muller's proprietary information without authorization or to develop similar agreements independently.

There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on Muller's business, results of operations and financial condition. Litigation may be necessary in the future to enforce Muller's intellectual property rights, to protect Muller's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, there can be no assurance that Muller's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against Muller. Moreover, from time to time, Muller may be subject to claims of alleged infringement of service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, an invalidation of its proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a materially adverse effect on Muller's business, results of operations and financial condition.

GOVERNMENT REGULATION
---------------------

The content distributed by Muller Media Inc. is subject to censorship review and ratings as to appropriateness for certain age markets. Risk as to prosecution for censorship review is borne by the producers of the material distributed by Muller. Muller does not bear any risk in this regard. However, future governmental regulations or laws may shift the incidence of liability as to risk and there is no control that we have over future legislative regulations.

EMPLOYEES
---------

As of December 31, 2002, Muller employed eight people, four of whom are executive and administrative personnel. None of our employees are covered by a collective bargaining agreement. Muller considers its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases 2,125 square feet of office space for our executive offices in New York City, New York for $5,863 per month which lease expires on June 30, 2004. In addition, they leased approximately 600 square feet of space for its offices in Hackettstown, New Jersey for $700 per month, which lease was terminated on December 31, 2002 and the office was closed.

                                   Form of          Lease         Monthly
     Location                      Ownership        Expiration    Rent
     --------                      ---------        ----------    -------
Muller Media Offices:

11 East 47th Street, 3rd Floor      Office Lease       2004       $5,863
New York City, New York  10017

488 Schooley's Mountain Road        Office Lease       Dec 2002   $  700
Hackettstown, New Jersey  07840

The minimum future lease commitments under these leases are as follows:

                 Year                   Amount
                 ----                   -------
                 2003                   $70,356
                 2004                    70,356

Muller does not have any additional facilities, and there are currently no proposed programs for the renovation, improvement or development of the properties currently being leased by the Company.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of the period covered by this report, , Muller Media Inc. is not a party to any material legal proceedings, and none are known to be contemplated against Muller Media Inc. other than a claim pending by VirtualFund.com, Inc. which the company is defending. The claim arises out of a promissory note executed by the former New York Corporation, Muller Media Inc. prior to the merger on which the post merger Muller Media has made some payments and disputes the balance due on the grounds of offset and absence of an obligation to pay.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matter submitted to shareholders for vote during the past calendar year other than amendments to the articles of incorporation covering the following issues:

a) Change of name from Business Translation Services to Muller Media Inc. b) Change of Head Office to 11 East 47th Street, New York, NY 10017 c) Increase in authorized capital to 500,000,000 common shares of par value of $0.001 each

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

On February 5, 2001, the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol "BTSV." When the Company changed its name to Muller Media Inc., it changed its symbol to "MULM". Subsequently as a result of a reverse stock split proclaimed by resolution of the Board on December 9, 2003 and effective on December 19, 2003, the symbol for Muller Media, Inc. was changed to "MLMD". A limited market exists for the trading of the Company's common stock.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the NASD Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

FISCAL 2002                                  HIGH              LOW
--------------------------------             ----              ----
Quarter Ended March 31, 2002                 $2.50            $1.01
Quarter Ended June 30, 2002                  $1.15            $0.10
Quarter Ended September 30, 2002             $0.31            $0.04
Quarter ended December 31, 2002              $1.07            $0.04

(ii) Holders
------------

The approximate number of holders of record of common stock as of December 31, 2002 was approximately 29.

(iii) Dividends
---------------

Holders of common stock are entitled to receive dividends as the Board of Directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid nor does the Company anticipate paying any dividends to common stock shareholders in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION.

A. Discussion

i) Muller Media packages motion pictures and other entertainment events and distributes them to the television and cable industry. For the twelve months ending December 31, 2002, the Company incurred a net loss of $2,935,296 from its operations. This is based on revenues of $4,303,319 from operations. Muller's financial report for the fiscal year ending December 31, 2001 covered a nine month period, due to the acquisition of Business Translation Services (BTSV) and subsequent reorganization of Muller into BTSV. Revenue for the nine month period was $4,216,278 with a net income of $45,677. Muller has begun to sell a new film package into syndication and anticipates adding at least one and possibly two packages during the next fiscal year. The acquisition of these new packages will require additional capital, which will be sought in the form of debt/equity. It is anticipated that revenues from the sale of the first additional package will commence in February, or March and revenues from the sale of the second package will begin in August or September 2003.

Sales during the year were adversely impacted from the general decline in economic conditions and more specifically from the reduction in advertising revenues earned by the major networks and the reduced programming needs for feature films due to extended news reporting and coverage arising out of the 9-11 tragedy. The new syndication package referred to above has been well received within the industry and sales are ahead of initial projections.


ii) Going Concern Issues
------------------------

On February 26th, 2003 DCI Telecommunications, Inc.
filed a Chapter 7 bankruptcy. The effect on Muller Media Inc. was to reduce assets by approximately $1.2 million dollars as there is no possibility of the loans advanced to DCI by the company being repaid. Muller Media Inc, has been running on a negative cash flow as revenue from sales has not kept pace with operating expenses.

Muller Media Inc.'s directors are in the process of negotiating equity investment with third parties so as to assure the survival of the Company. Measures are being implemented to reduce expenses and certain executive compensation is being deferred and accrued for future payment should the company be successful in obtaining the investment funds it requires or until such time as sales and revenues return the company to a positive cash flow basis.

(iii) Liquidity and Capital Resources
-------------------------------------

a) The Company is authorized to issue 500,000,000 shares of $.001 par value Common Stock, of which 713,643 were outstanding at December 31, 2002.

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
                                    ==========        ====

Because the parent of Muller obtained control of Business Translation Services, the transaction would normally be considered a purchase by Muller. However, since Business Translation Services is not a business of Muller, the transaction was accounted for as a recapitalization of Muller and the issuance of stock by Muller (represented by the outstanding shares of Business Translation Services) for the assets and liabilities of Business Translation Services. The value of the net assets is the same as their historical book value.

d) On November 12, 2001, BTS issued 975,000 shares of $0.001 par value common stock in consideration for services rendered in connection with the merger. These shares have been valued at this fair value of $117,550 and recorded as a cost of the merger and charged to additional paid-in capital.

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

ITEM 7. FINANCIAL STATEMENTS.



INDEPENDENT AUDITORS' REPORT                             F-2


BALANCE SHEET                                            F-3


INCOME STATEMENT                                         F-4


STATEMENT OF STOCKHOLDERS' EQUITY                        F-5


STATEMENT OF CASH FLOWS                                  F-6


NOTES TO FINANCIAL STATEMENTS                            F-7- F-19

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in Form 8-K filed on January 21, 2003, on January 21, 2003 Merdinger, Fruchter, Rosen and Company, P.C. ("former accountants") formally informed Muller Media Inc. that they have decided to cease auditing publicly traded companies and had resigned as Muller's auditors. They had previously informed Muller of their intentions, verbally. The former accountants reports on Muller's financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the last fiscal year preceding the former accountants resignation, and for the interim period from January 1, 2002, through December 31, 2002, there were no disagreements with the former accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

During the last fiscal year preceding the former accountants resignation and for the interim period from January 1, 2002 through December 31, 2002, there were no "reportable events" as defined by Regulation S-K, Item 304 (a) (1) (v) (A) through (D).

On January 14, 2003, with approval of the Board of Directors, Muller Media Inc. engaged Abrams and Company, P.C. as our principle accountants to audit our financial statements.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of Muller Media, Inc.:

Name                  Age    Position(s) with the Company
----                  ---    ----------------------------
John J Adams           63    Chairman, and Director

Daniel Mulholland      60    President, Chief Operating Officer

Clifford Postelnik     58    Chief Executive Officer, General Counsel,
                             Secretary and Director

Robert Resker          64    Director

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

BACKGROUNDS OF COMPANY DIRECTORS AND EXECUTIVE OFFICERS

JOHN J. ADAMS, CHAIRMAN OF THE BOARD AND CEO
--------------------------------------------

John J. Adams - Chairman

Mr. Adams served as Chairman of the Board and Chief Executive Officer since November 12, 2001. On March 10, 2003, he resigned, as Chief Executive Officer, in accordance with the Sarbanes Oxley Act separating the duties of the CEO and the Chairman.. His business career started in film production and distribution to the television industry with a division of RKO General in 1958. He subsequently spent many years in senior sales and marketing management in the Medical manufacturing and distribution industry, with companies such as Becton-Dickinson, Damon, and IPCO. He was formerly Vice-President Marketing and President of Prevent Chemicals, Ltd., a specialty chemical company, and President of Validation Services Corp., a provider of FDA compliance computer testing services to the pharmaceutical industry. Mr. Adams was most recently with DCI Telecommunications, Inc., starting as Vice-President Marketing, became President and then Chairman/CEO of the company.

DANIEL E. MULHOLLAND, PRESIDENT AND CHIEF OPERATING OFFICER
-----------------------------------------------------------

Daniel E. Mulholland, assumed the Presidency and became Chief Operating Officer in June 2001. He was previously Executive Vice President of Muller Media Inc., since 1984 and has over 25 years experience in the syndication, broadcasting and advertising industry. He joined Muller Media Inc. (MMI) in 1984. Previously he had been President of the Delta Television Group. DTG specialized in the syndication and distribution of feature films and programs to all media worldwide. DTG was also involved in numerous co-ventures with such firms as New York Times Syndication, Silverbach-Lazarus, NCM Entertainment, Limehouse Studios (London) and Alpine Pictures (London).

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

CLIFFORD S. POSTELNIK, CHIEF EXECUTIVE, GENERAL COUNSEL AND SECRETARY
---------------------------------------------------------------------

Clifford S. Postelnik has served as our Vice President, General Counsel and Secretary since November 12, 2001 and was elected to serve on the board of directors. He was elected to the office of Chief Executive Officer on March 10, 2003. Prior to joining us, Mr. Postelnik was the Managing Director of European Operations for Fone.com. From 1997 until 1999, when he joined Fone.com, Mr. Postelnik was the vice president of sales of Edge Communications, Inc., a prepaid phone card issuer. From 1995 until 1997, Mr. Postelnik was a vice president of Accent Communications, Inc., a long distance reseller. Prior to joining Accent, Mr. Postelnik had a 30-year career in bilateral carrier contract negotiations and marketing to the tour and travel industry, airlines and hotels in Europe, Africa and the Far East.

ROBERT RESKER, DIRECTOR
-----------------------

Robert Resker has served as a director since November 12, 2001. Mr Resker is presently and has been the sole proprietor of VKR Services an electronic manufacturers representative firm since 1975. Mr. Resker served as Principal and President of K&R Engineering Sales Corp. from 1973 until 1999. Mr Resker has also been active as an elected public official previously in Mt. Olive, NJ and currently in Allamuchy Township, NJ. Mr. Resker also serves as the Director of Land Preservation for the County of Warren in New Jersey.

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

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS:

                                 Summary Compensation Table
                                                                  Long-Term
                                                                 Compensation
                                                                    Awards
                               Annual Compensation      Other     Securities
                                 As of 12/31/02         Annual    Underlying
Name and Principal Position      Salary($) Bonus($)    Comp.($)   Options(#)
---------------------------     --------- --------    --------    ----------
John J. Adams
Chairman of the Board
and CEO                          125,000     None        None      250,000
                                                                   Common Shares

Daniel E. Mulholland
President
Chief Operating Officer          226,000     None        None      None

Clifford S. Postelnik
Vice President
General Counsel
Secretary                        125,000     None        None      250,000
                                                                   Common Shares

Robert Resker
Director                          None       None        None      None

COMPENSATION OF DIRECTORS

Employment Contracts and Termination of Employment and Change-in-Control Arrangements. (See Exhibits 10.1, 10.2, and 10.3 entitled "Employment Agreements.")

When we completed the Plan of Merger and Conversion with Muller Media Inc., on November 12, 2001, John J Adams became the Chairman and Chief executive Officer of Business Translation Services Inc, which subsequently changed its Name to Muller Media Inc. Mr. Adam's had a five year evergreen employment agreement whereupon he would be paid an annual salary of $125,000, subject to increases on an annual basis. (See Exhibit 10.1 "Employment Agreement.")

In addition, Clifford S Postelnik upon completion of the Plan of Merger and Conversion became Vice President , General Counsel and Secretary of Business Translation Inc. Mr Postelnik has a five year evergreen employment agreement whereupon he would be paid an annual salary of $125,000, and is subject to increases on an annual basis. (See Exhibit 10.2 "Employment Agreement.")

Mr. Mulholland also has an existing employment agreement for a three year period beginning June 9, 2001 to be paid an annual salary of $226,000. (See Exhibit
10.3 "Employment Agreement.")

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning stock ownership of (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five percent (5%) of the Common Stock.

                                                                     Percent of
                                           Number of                 Outstanding
                                           Common          Right      Shares of
Name(1)                      Position     Shares Owned  to Acquire      Class
-------                      --------     ------------  ----------  ----------
John J. Adams(1)            Chairman     See note below  250,000 common  0.0%
Daniel E. Mulholland(3)     Pres./COO                0     None          0.0%
Clifford S. Postelnik(4)    CEO/General              0   250,000 common  0.0%
                            Counsel/Sec. See note below
Robert Resker(5)            Director                 0     None          0.0%
DCI Tele-
   communications, Inc.(6)  Shareholder        500,000   See note (9)   70.1%
Virtual Funds, Inc.(7)      Shareholder        101,350   1,200,000(10)  14.2
--------------------------  -----------     ----------    ---------    ------

All officers and directors as a
group (5 persons)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) John J Adams, our Chairman and director, was formerly a director of Muller Media Inc., and the Chairman and Chief executive Officer of DCI, from whom we merged with Muller Media Inc.. Mr. Adams owns 250,000 shares of common stock of DCI, which now owns 500,000 shares of Muller's common stock following a reverse split of 20 for 1. Mr. Adams has 250,000 share options per his contract

(b) Clifford S. Postelnik, our Chief Executive Officer and General Counsel was formerly a Director of Muller Media Inc. prior to the merger as well as Secretary and General Counsel of DCI Telecommunications, Inc. Mr. Postelnik owns 200,000 shares of common stock of DCI which now owns 500,000 common shares of Muller's capital stock following a reverse split of 20 for 1. Mr. Postelnik has 250,000 share options per his contract

(c) As consideration for the merger of Muller Media Inc., we issued 10,000,000 shares of our common stock to DCI, the former parent of Muller Media Inc. A reverse split of 20 to 1 took effect of December 19, 2002. Consequently, DCI now owns approximately 70.1% of our outstanding shares of common stock. We also assumed certain liabilities of DCI in the Merger of Muller Media Inc.

(d) The Company has no official policy regarding material transactions between its directors and officers. The Company generally seeks to have any such transaction approved or ratified by a majority of our directors who lack a personal interest in the matter. Since the Company has only three directors, that approval or ratification is not always available.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT  NO.          DOCUMENT DESCRIPTION
------------          --------------------

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

(10) MATERIAL CONTRACTS

     10.1 Employment Agreement with John J. Adams (2)

     10.2 Employment Agreement with Clifford S. Postelnik (2)

     10.3 Employment Agreement with Daniel Mulholland (2)

     10.4 Consulting agreement with Joseph J Murphy

(23) CONSENT OF EXPERTS AND COUNSEL

     23.1 Letter of Consent from Merdinger, Fruchter, Rosen and Co. P.C. (1)

(27) FINANCIAL DATA SCHEDULE

     27.1 Financial Data Schedule (1)

----------------

(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on June 19, 2000, and incorporated herein by reference.

(2)  This filing.

(b)  REPORTS ON FORM 8-K

Muller Media Inc. filed a Current Report dated March 14, 2002 pursuant to Item 4 ("Change in Registrant's Certifying Accountant") and Item 7 ("Exhibits").

Muller Media Inc. filed a Current Report dated November 12, 2002 pursuant to
Item 1 ("Change in Control of Registrant") and Item 5 ("Other Materially Important Events").

Muller Media Inc. filed a Current Report dated December 9, 2002 pursuant to
Item 4 ("Submission of Matters to a Vote of Security Holders").

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 15, 2003                                Muller Media Inc.

                                                    /s/ John J. Adams
                                                    -------------------------
                                                    Chairman of the Board
                                                    and Director


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 15, 2003                               Muller Media Inc.

                                                    /s/ Clifford Postelnik
                                                     --------------------------
                                                    CEO, General Counsel
                                                    Secretary and Director

                                 CERTIFICATIONS

         I, Clifford Postelnik, certify that:

         1. I have reviewed this annual report on Form 10-K of Muller Media, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant' ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003                              Muller Media, Inc.

                                            /s/ Clifford L. Postelnik
                                            -------------------------
                                            Chief Executive Officer

                               Muller Media Inc.
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


                                    CONTENTS



INDEPENDENT AUDITORS' REPORT                             F-2


BALANCE SHEET                                            F-3


INCOME STATEMENT                                         F-4


STATEMENT OF STOCKHOLDERS' EQUITY                        F-5


STATEMENT OF CASH FLOWS                                  F-6


NOTES TO FINANCIAL STATEMENTS                            F-7- F-19

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
Muller Media Inc.

We have audited the accompanying consolidated balance sheet of Muller Media, Inc. as of December 31, 2002, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Muller Media, Inc. as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a significant loss approximating $2.9 million for the year ended December 31, 2002. In addition, on February 26, 2003, DCI Telecommunications, Inc., a former owner of the Company from which the Company had (1) a substantial amount due, and has been written off and (2) may have other matters related to DCI Telecommunications, Inc., filed a Chapter 7 petition in the United States Bankruptcy Court. These issues raise substantial doubt about Muller Media Inc.'s ability to continue as a going concern unless management is successful in its endeavor of negotiating equity investment and reduce operating expenses so as to return to a cash flow positive position. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans concerning these matters are also discussed in Note 1.



/s/ Abrams & Company, P.C.
---------------------------
Abrams & Company, P.C.
Certified Public Accountants

Melville, New York
April 3, 2003

                               Muller Media Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                                2002           2001
                                                            -----------    -----------
ASSETS
Current Assets
Cash and cash equivalents                                   $   199,965    $   952,906
Accounts receivable, net of allowance for
  doubtful accounts of $50,595 and $52,582, respectively      1,823,649      1,925,678
Securities available for sale                                    38,262         38,934
Prepaid expenses                                                 37,400         27,723
                                                            -----------    -----------
    Total current assets                                      2,099,276      2,945,241

Property and equipment, less accumulated
  depreciation and amortization                                   2,973          2,038
Accounts receivable, non-current                                514,363        497,621
Goodwill                                                        210,000      1,343,880
Security deposit                                                 10,140          7,500
Deferred charges - payments to producers                             --        197,681
Deferred tax asset                                                   --         14,633
Amount due from DCI Telecommunications, Inc.                         --        877,259
                                                            -----------    -----------
              Total Assets                                  $ 2,836,752    $ 5,885,853
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                         403,810         60,420
  Due to producers                                              337,597        192,055
  Deferred revenue, current portion                           1,050,999      1,521,531
  Convertible note                                              225,000        300,000
                                                            -----------    -----------
    Total current liabilities                                 2,017,406      2,074,006

Deferred revenue, non-current portion                           310,200        734,925
Accrued income taxes                                            299,000        313,633
                                                            -----------    -----------
              Total Liabilities                               2,626,606      3,122,564

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value; 5,000,000 shares
  authorized; no shares issued and outstanding                       --             --
Common stock, $.02 par value; 500,000,000 shares
  authorized; 713,678 issued and outstanding                     14,273         13,176
Additional paid-in capital                                    2,186,438      1,804,710
Accumulated deficit                                          (1,979,757)       955,539
Unrealized loss on marketable securities                        (10,808)       (10,136)
                                                            -----------    -----------
    Total                                                       210,146      2,763,289
Less: Amounts due from DCI Telecommunications, Inc. (net)            --       (877,259)
                                                            -----------    -----------
    Total Stockholders' Equity                                  210,146      1,886,030
                                                            -----------    -----------
              Total Liabilities and Stockholders' Equity    $ 2,836,752    $ 5,008,594
                                                            ===========    ===========


           See accountants' report and notes to financial statements

                               Muller Media Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE PERIODS ENDED


                                                            December 31,
                                                       2002            2001
                                                   -----------      -----------
                                                      (Year)       (Nine months)

Revenue                                            $ 4,303,319      $ 4,216,278
Cost of revenue - producers' fees                    2,845,895        2,822,886
                                                   -----------      -----------
  Net revenue                                        1,457,424        1,393,392

Operating expenses:
  Selling, general, and administrative               1,906,707          698,137
  Stock compensation                                   382,825               --
  Depreciation and amortization                          1,068           61,521
  Bad debt expense                                       6,782          214,096
                                                   -----------      -----------
    Total operating expenses                         2,297,382          973,754

  Income (Loss) from operations                       (839,958)         419,638

Other income (expense):
  Impairment of goodwill                            (1,133,880)              --
  Impairment of amounts due from DCI
    Telecommunications, Inc. (net)                  (1,212,911)              --
  Financing expense                                         --         (300,000)
  Interest income                                      276,328          229,067
  Interest expense                                     (24,875)          (4,028)
                                                   -----------      -----------
    Total other (expense)                           (2,095,338)         (74,961)
                                                   -----------      -----------

  Net income (loss) before income taxes             (2,935,296)         344,677

Income tax provision                                        --          299,000
                                                   -----------      -----------
Net (loss) income                                  $(2,935,296)     $    45,677
                                                   ===========      ===========

Weighted average common shares outstanding
              Basic                                    696,013          618,724
                                                   ===========      ===========
              Diluted                                  696,013          739,822
                                                   ===========      ===========

Net (loss) income per common share
              Basic                                $     (4.22)     $      0.07
                                                   ===========      ===========
              Diluted                              $     (4.22)     $      0.06
                                                   ===========      ===========


            See accountants' report and notes to financial statements

                               Muller Media Inc.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                 Additional
                                   Preferred Stock         Common Stock            Paid-in
                                   Shares   Amount     Shares        Amount        Capital
                                   ------   ------   -----------   -----------   -----------
Balance at April 1, 2001               --   $   --    10,000,000   $    10,000   $ 1,625,436

Issuance of shares upon merger         --       --     2,200,750         2,201        (2,201)

Issuance of shares for services
  rendered and the issuance of a
  note in connection with the
  merger; and costs incurred in        --       --       975,000           975      (118,525)
  connection with merger

Beneficial conversion feature on
  convertible note                     --       --            --            --       300,000

Unrealized gain on securities
  available for sale                   --       --            --            --            --

Net income                             --       --            --            --            --

                                   ------   ------   -----------   -----------   -----------

Balance at December 31, 2001           --       --    13,175,750        13,176     1,804,710

Issuance of shares for services
  rendered                             --       --       800,000           800       374,600

Exercise of warrants issued in
  connection with mergers              --       --       297,000           297         7,128

Unrealized loss on marketable
  securities                           --       --            --            --            --

Reclassification of amounts due
  from DCI Telecommunications,
  Inc.                                 --       --            --            --            --

Net loss                               --       --            --            --            --

                                   ------   ------   -----------   -----------   -----------

Balance at December 31, 2002           --   $   --    14,272,750   $    14,273   $ 2,186,438
                                   ======   ======   ===========   ===========   ===========
[RESTUBBED]

                                                        Net
                                                    Unrealized     Amounts due
                                                    Gain(Loss)      from DCI         Total
                                     Accumulated    on Marketable  Telecommuni-   Stockholders'
                                       Deficit      Securities     cation, Inc.     Equity
                                     -----------    -----------    -----------    -----------
Balance at April 1, 2001             $   909,862    $   (10,682)   $  (228,351)   $ 2,306,265

Issuance of shares upon merger                --             --             --             --

Issuance of shares for services
  rendered and the issuance of a
  note in connection with the
  merger; and costs incurred in               --             --             --       (117,550)
  connection with merger

Beneficial conversion feature on
  convertible note                            --             --             --        300,000

Unrealized gain on securities
  available for sale                          --            546             --            546

Net income                                45,677             --             --         45,677

                                     -----------    -----------    -----------    -----------

Balance at December 31, 2001             955,539        (10,136)      (877,259)     1,886,030

Issuance of shares for services
  rendered                                    --             --             --        375,400

Exercise of warrants issued in
  connection with mergers                     --             --             --          7,425

Unrealized loss on marketable
  securities                                  --           (672)            --           (672)

Reclassification of amounts due
  from DCI Telecommunications,
  Inc.                                        --             --       (335,652)      (335,652)

Impairment of amounts due from
  DCI Telecommunications, Inc.                                       1,212,911      1,212,911

Net loss                              (2,935,296)            --             --     (2,935,296)

                                     -----------    -----------    -----------    -----------

Balance at December 31, 2002         $(1,979,757)   $   (10,808)   $        --    $   210,146
                                     ===========    ===========    ===========    ===========


            See accountants' report and notes to financial statements

                                MULLER MEDIA INC.
                            STATEMENTS OF CASH FLOWS
                              FOR THE PERIODS ENDED

                                                            December 31,
                                                        2002            2001
                                                     -----------    -----------
                                                       (Year)      (Nine months)

Operating Activities
  Net (Loss) Income                                   (2,935,296)        45,677
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                        1,068         61,521
      Bad debt expense                                    (1,987)        52,582
      Imputed interest on convertible note                    --        300,000
      Stock compensation                                 382,825             --
      Impairment of goodwill                           1,133,880             --
      Impairment of amounts due from DCI
        Telecommunications, Inc.                       1,212,911             --
      Unrealized loss on marketable securities              (672)            --

  Changes in operating assets and liabilities:
    Accounts receivable                                   87,274      1,746,940
    Marketable securities                                    672             --
    Prepaid expenses                                      (9,677)       (27,723)
    Deferred charges                                     197,681        852,319
    Deferred taxes                                        14,633        (14,633)
    Deposits                                              (2,640)         2,800
    Accounts payable and accrued expenses                343,390         25,784
    Due to producers                                     145,542        192,055
    Accrued income taxes                                 (14,633)       313,633
    Deferred revenue                                    (895,257)    (3,494,238)
                                                     -----------    -----------
Net cash (used)/provided by operating activities        (340,286)        56,717
                                                     -----------    -----------

Investing Activities:
  Increase in property and equipment                      (2,003)        (2,268)
  Advances to affiliated company                        (335,652)      (648,908)
                                                     -----------    -----------
Net cash used by investing activities                   (337,655)      (651,176)
                                                     -----------    -----------

Financing Activities:
  Issuance of convertible note                                --        300,000
  Issuance of common stock                                    --       (117,550)
  Payment of short-term debt                             (75,000)            --
                                                     -----------    -----------
Net cash (used)/provided by financing activities         (75,000)       182,450
                                                     -----------    -----------

Net decrease in cash                                    (752,941)      (412,009)

Cash and cash equivalents - Beginning of period          952,906      1,364,915

                                                     -----------    -----------
Cash and cash equivalents - End of Period            $   199,965    $   952,906
                                                     ===========    ===========


Supplemental cash flow information:

              Interest paid                          $        --    $        --
                                                     ===========    ===========
              Income taxes paid                      $        --    $        --
                                                     ===========    ===========

            See accountants' report and notes to financial statements

                                MULLER MEDIA INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
Muller Media, Inc. was originally incorporated on February 1, 1982 in New York and, on June 9, 1998, became a wholly owned subsidiary of DCI
Telecommunications, Inc. ("DCI") pursuant to a stock purchase agreement, through which DCI acquired 100% of the outstanding stock of the Company in exchange for 1,200,000 shares of common stock of DCI.

Pursuant to the Agreement and Plan of Merger by, and among, Muller Media, Inc. (the "Company" or "Muller"), Business Translation Services, Inc. (the "Seller" or "BTS") and DCI Telecommunications, Inc. (the "Purchaser" or "DCI"), dated November 12, 2001 and the Share Purchase Agreement between the Purchaser and the Seller dated November 12, 2001, DCI purchased 10,000,000 shares ("Selling Shares"), of BTS common stock, accounting for 82% of BTS' issued and outstanding stock after the sale. As part of the cost of the merger, the Company also issued an aggregate of 2,300,000 common stock purchase warrants, 1,200,000 warrants have an exercise price of $0.125 and the remaining 1,100,000 warrants have an exercise price of $0.025. All of the warrants are exercisable through November 12, 2006. Immediately after the execution and delivery of the agreement, DCI caused Muller to merge with and into BTS. As a result of this transaction, DCI acquired and exercised control over a majority of BTS' shares. Accordingly, for accounting purposes, the transaction has been treated as a recapitalization of Muller, and, therefore, the financial statements represent a continuation of the accounting acquirer, Muller, not BTS, the legal acquirer:

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

Basis of Presentation
---------------------
The consolidated financial statements reflect the results of Muller Media, Inc.
(NY), Muller Media, Inc. (NJ), and Business Translation Services. All material intercompany transactions have been eliminated.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under differenct assumptions or conditions.

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

Contracts are recorded at a discount since contracts consist of payments made over a time period generally ranging between 18 and 36 months. The discount rate used is reflective of the perceived risk of future cash flows. The Company recognizes interest income as the contract period passes.

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

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist of cash, accounts receivable, marketable securities, deferred charges, advances to former parent, accounts payable, deferred revenue, deferred income taxes and convertible note. The carrying amounts of cash, accounts receivable, accounts payable, deferred revenue, deferred income taxes and convertible note approximate fair value due to the highly liquid nature of these short-term instruments at December 31, 2002.

Income Taxes
------------
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, SFAS 109 allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforwards and items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of the available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Advertising Costs
-----------------
Advertising costs are charged to operations when incurred and are included in selling, general and administrative expenses.

For the nine months ended December 31, 2001, and for the year ended December 31, 2002, advertising costs were negligible.

Income/Loss per Share Computation
---------------------------------
Income/loss per share is computed in accordance with Statement of Financial Accounts Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing net income/loss by the weighted average number of common shares outstanding. Diluted earnings per share includes the weighted average number of common shares and common share equivalents during the period. Dilutive common share equivalents consist of dilutive convertible securities using the if-converted method.

Stock-Based Compensation
------------------------
The FASB's SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. During the periods present, the Company had no stock options subject to the provisions of applicable accounting standards.

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

Reclassifications
-----------------
Certain reclassifications were made to the 2001 financial statements to conform to those used in 2002.

New Accounting Standards
------------------------
The Financial Accounting Standards Board (FASB) issued several pronouncements and interpretations and the Securities and Exchange Commission (SEC) issued several Staff Accounting Bulletins (SAB). Certain of these pronouncements may have future applicability.

In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combination." SFAS 141 applies prospectively to all business combination initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to accounted for using one method, the purchase method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial statements.

In June 2001, FASB issued SFAS 142 "Goodwill and Other Intangible Assets." SFAS 142 requires that all goodwill and indefinite lived intangible assets, including those acquired before initial application of SFAS 142, no longer be amortized systematically but rather be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and has been adopted by the Company. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether an impairment has occurred. Impairment is based on several factors including the Company's projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of the liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalized a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a "segment of a business" (as previously defined in the Opinion). SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is expected to have a material impact on the Company's financial statements.

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds Statement No. 4, which required gains and losses from extinguishments of debt to be classified as an extraordinary item, net of tax. SFAS 145, when adopted, will require applying the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining how to classify gains and/or losses resulting from extinguishments of debt. The effective date of adoption of SFAS No. 145 is for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position or results of operations.

In July 2002, FASB issued SFAS No. 146, " Accounting for Costs associated With Exit or Disposal Activities." This Statement requires the recognition of costs related to exit or disposal activities at the time they are incurred, rather than the previously accepted method of recognition of costs related to exit or disposal activities at the time they are incurred, rather than the previously accepted method of recognizing such costs at the commitment date of such activities. SFAS 146 is effective for such activities entered into or modified after December 31, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 146 will have on the financial statements with respect to future disposal decisions, if any.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which amended Statement No. 123 "Accounting for Stock Based Compensation." SFAS No. 148 provides for the use of alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. It also amends the disclosure requirements of Statement No. 123 to require prominent disclosure of the Company's method of accounting for such compensation and the effect of the method used on reported results in annual and interim financial statements. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its financial position or results of operations.

NOTE 2 - MARKETABLE SECURITIES

At December 31, 2002, marketable securities classified as available-for-sale are comprised as follows:

Common stock                                               2002           2001
------------                                               ----           ----
         Marketable securities, at cost                 $ 38,262       $ 49,070
         Fair value at December 31,                       27,454         38,934
                                                        --------       --------
         Unrealized loss                                $(10,808)      $(10,136)
                                                        ========       ========

NOTE 3 - ADVANCES TO DCI TELECOMMUNICATIONS, INC.

Advances to affiliated company consist of the following:

         Advances                                            $ 1,670,268
         Tax credit due to affiliated company                   (457,357)
                                                             -----------
                                                               1,212,911
         Less: impairment                                     (1,212,911)
                                                             -----------
                                                             $        --
                                                             ===========

On February 26, 2003, DCI Telecommunications, Inc. filed a Chapter 7 petition in the United States Bankruptcy Court. As a result, the entire balance due was deemed to be uncollectible, and therefore, written off at December 31, 2002.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                      2002            2001
                                                      ----            ----
Furniture, fixtures, and equipment                  $ 80,725       $ 78,722
Auto                                                  30,891         30,891
                                                    --------       --------
                                                     111,616        109,613
Less: accumulated depreciation                       108,643        107,575
                                                    --------       --------
Fixed assets (net)                                  $  2,973       $  2,038
                                                    ========       ========
Depreciation expense recorded in the
   statement of operations                          $  1,068       $    230
                                                    ========       ========

NOTE 5 - GOODWILL

                 Goodwill                                $1,634,436
                 Less: Accumulated amortization             290,556
                                                         ----------
                 Balance at December 31, 2001             1,343,880
                 Less: impairment                        (1,133,880)
                                                         ----------
                 Balance at December 31, 2002            $  210,000
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

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company will not amortize goodwill, but will instead evaluate it for impairment on a periodic basis. As of December 31, 2002, the Company's management had determined that an impairment had occurred. Accordingly, the Company valued its goodwill using the market value method.

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

The Company has attributed $300,000 to the beneficial conversion feature of the note and this amount has been reported as financing expense in the income statement for the nine months ended December 31, 2001.

In September 2002, the note holder filed a complaint against the Company alleging that the Company is in breach of the note due to nonpayment. The Company has asserted a counterclaim against the plaintiff based on irregularities with the merger described above. The plaintiff is seeking damages representing the unpaid principal balance of the note plus interest accrued. The Company's legal counsel believes that the Company will be able to assert meritorious defenses to this action and believes the action can be settled for less than the damages claimed.

NOTE 7 - DEFINED BENEFIT PLAN

The Company's defined benefit plan was terminated, effective November 30, 2001, and the plan assets were distributed to the participants as of December 31, 2001. There were no contributions due for the 9 months ended December 31, 2001.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------
The Company leases office space and has two non-cancelable operating leases expiring on November 30, 2002 and June 30, 2004, respectively. Minimum future lease commitments under these leases are as follows:

                  Year                      Amount
                  ----                      ------
                  2003                      $70,356
                  2004                       70,356

Employment Agreements
---------------------
The Company has entered into employment agreements as follows:

         a) Two five-year agreements, each providing for an annual salary of $125,000, expiring November 2006.

         b) A three-year agreement, providing for an annual salary of $226,000, expiring June 2004.

         c) A renewable one-year agreement providing for an annual salary of $200,000.

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

b) On November 12, 2001, BTS issued 10,000,000 shares of $.001 par value common stock for all the shares of Muller. Before the transaction, there were 2,200,750 shares of BTS outstanding. After the transaction, the ownership of BTS was as follows:

                                                        Shares         Percent
         Original shareholders                         2,200,750        18%
         DCI Telecommunications, Inc.                 10,000,000         82%
                                                      ----------        ---
                                                      12,200,750        100%
                                                      ==========        ===

         As of December 31, 2002, DCI Telecommunications, Inc. owned approximately 70% of the Company's outstanding common shares.

         Because the parent of Muller obtained control of BTS, the transaction would normally be considered a purchase by Muller. However, since BTS is not a business, the transaction is accounted for as a recapitalization of Muller and the issuance of stock by Muller represented by the outstanding shares of BTS) for the assets and liabilities of BTS. The value of the net assets is the same as their historical book value.

c) On November 12, 2001, the Company issued 975,000 shares of $0.001 par value common stock in consideration for services rendered in connection with the merger. These shares have been valued at this fair value of $117,550 and recorded as a cost of the merger and charged to additional paid-in capital.

d) On December 19, 2002, the Company effected a 1 for 20 reverse common stock split. At that time, the outstanding shares decreased from 14,272,750 to 713,642 and the par value increased from $.001 to $.02.

e) On December 30, 2002, the Company's Articles of Incorporation were amended to increase the authorized shares of common stock to 500,000,000 from 20,000,000.

NOTE 10 - WARRANTS

As part of the cost of the merger described in Note 1, the Company also issued an aggregate of 2,300,000 common stock purchase warrants, 1,200,000 warrants have an exercise price of $0.125 and the remaining 1,100,000 warrants have an exercise price of $0.025. All of the warrants are exercisable through November 12, 2006. In April 2002, 297,000 warrants were exercised at an exercise price of $.025.

NOTE 11 - INCOME TAXES

The Company's parent files a consolidated return which includes the Company's operating results. The income tax provision below is calculated on a company stand -alone basis.

The components of the provision for income taxes are as follows:

                                                      2002               2001
                                                  -----------        -----------
Current tax (benefit) expense
         Federal                                  $  (825,000)       $   193,747
         State and local                             (509,000)           119,886
                                                  -----------        -----------
                  Total current                    (1,334,000)           313,633

Deferred tax expense
         Federal                                           --              9,039
         State and local                                   --              5,594
                                                  -----------        -----------
                  Total deferred                           --             14,633
                                                  -----------        -----------
Total tax (benefit) provision                     $(1,334,000)       $   299,000
                                                  ===========        ===========

A reconciliation between the federal statutory tax rate and the effective income tax rate is as follows:

         Statutory federal income tax rate           34.0%             34.0%
         Non-deductible expenses                                       41.7
         State and local income taxes,
              net of federal taxes                   11.0              10.9
                                                     ----              ----
         Effective income tax rate                   45.0%             86.6%
                                                     ====              ====

The Company's deferred tax asset approximates $1,348,000 and its value is reduced by $1,348,000 as there is no assurance that sufficient profits will be available to utilize the deferred tax asset.

NOTE 12 - ECONOMIC DEPENDENCY

The Company counts among its customers various broadcast and network television stations in several markets throughout the country. Its top four customers accounted for approximately 30% of its revenue in 2002, while no one accounted for more than approximately 9% of revenue.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In addition to the legal action described in Note 6, the Company is party to the following lawsuits:

a)       On April 26, 2002, Sherman LLC initiated a lawsuit styled Sherman LLC
         v. DCI Telecommunications and Muller Media, Inc., in the United States District Court for the Southern District of New York under docket number 02 Civ. 3258 (BSJ). On May 8, 2002, the Company entered into a stipulation in which it agreed to a preliminary injunction, pursuant to which the Company is enjoined from making or permitting to be made any transfer, sale, distribution, pledge or other disposition of any Company stock owned or controlled by DCI, and from causing any transfer, sale, distribution pledge or other disposition of any Company assets except to the extent necessary to conduct the ordinary course of business of the Company.

b) On February 6, 2003, Sherman LLC brought an additional action in the United States District Court for the Southern District of New York, under docket number 03 Civ. 855 (LBS), against the Company and DCI. Joseph Murphy, Clifford Postelnik, and John Adams were also named as defendants. The complaint in that action alleges various causes of action against the Company and the individual defendants for fraudulent conveyance and aiding and abetting breaches of fiduciary duty. The plaintiff also sought an injunction, preventing the Company from implementing its "2003 Directors, Officers and Consultants - Stock Options, Stock Warrants and Stock Award Plan."


NOTE 14 - SUBSEQUENT EVENTS

On February 26, 2003, DCI Telecommunications, Inc., who owns approximately 70% of the Company's outstanding common shares, filed a Chapter 7 petition in the United States Bankruptcy Court. As of December 31, 2002, DCI owed a net balance of $1,212,911 to the Company. This balance has been deemed to be uncollectible and was written off in its entirety at December 31, 2002.