Form 10QSB
period 2003-03-31
MULLER MEDIA INC
filed 2003-05-20
CIK 1107262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2003
--------------------------------------------------------------------------------
[x]      Transition Report under Section 13 or 15(d)of the Exchange Act For the

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

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 13,975,750 issued and outstanding as of September 30, 2002. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of March 31, 2003.


Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

To the Board of Directors
of Muller Media, Inc.
New York, New York

We have compiled the accompanying balance sheet of Muller Media, Inc. as of March 31, 2003 and the related statements of operations and cash flows for the three months then ended, in accordance with Statement on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express any opinion or any other form of assurance on them.

The 2002 financial statements financial statements were audited by other accountants. Those reports were dated April 3, 2003. They were not aware of any material modifications that should be made to those statements in order for them to be in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 13 to the financial statements the company's net loss for the three months ended March 31, 2003 was approximately $128,000. In addition, the Company, on May 15, 2003 received notification from its current sole supplier of motion pictures that it intended to terminate its agreement with the Company within the next 30 days. These issues raise substantial doubt about Muller Media, Inc.'s ability to continue as a going concern unless management is successful in its endeavors to negotiate equity investments, find another supplier(s) of motion pictures, and reduce operating expenses so as to return to a positive cash flow position. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plans concerning these matters are also discussed in Note 13.

Manger & Company
Certified Public Accountants

New York, NY
May 19, 2003

                               MULLER MEDIA, INC.
                                 BALANCE SHEETS

                                                               March           December
                                                             31, 2003          31, 2002
                                                            -----------        ---------
                                                            (Unaudited)        (Audited)
 ASSETS

 Current assets

      Cash and cash equivalents                             $    34,070       $   199,965
      Accounts receivable, net of allowance for
         doubtful accounts of $71,136 and
         $50,595 respectively                                 2,247,331         1,823,649

      Securities available for sale                                  --            38,262
      Prepaid expenses                                           31,771            37,400
                                                            -----------       -----------
         Total current assets                                 2,313,172         2,099,276
 Property and equipment, less accumulated
         depreciation and amortization                            2,703             2,973
 Accounts receivable, non-current                               991,892           514,363
 Goodwill                                                       210,000           210,000
 Security deposit                                                10,213            10,140
                                                            -----------       -----------

         Total Assets                                       $ 3,527,980       $ 2,836,752
                                                            ===========       ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities

     Accounts payable and accrued expenses                  $   447,628       $   403,810
     Due to producers                                           331,015           337,597
     Deferred revenue, current portion                        1,774,109         1,050,999
     Convertible note                                           225,000           225,000
                                                            -----------       -----------
         Total current liabilities                            2,777,752         2,017,406
Deferred revenue, non-current portion                           358,200           310,200
Accrued income taxes                                            299,000           299,000
                                                            -----------       -----------
         Total liabilities                                    3,434,952         2,626,606

Commitments and contingencies
Preferred stock, $0.001 par value; 5,000,000 shares
     authorized; no shares issued and outstanding                    --                --
Common stock, $0.02 par value; 5,000,000 shares
     authorized; 713,678 shares issued and outstanding           14,273            14,273
Additional paid-in capital                                    2,186,438         2,186,438
Accumulated deficit                                          (2,107,683)       (1,979,757)
Unrealized loss on marketable securities                             --           (10,808)
                                                            -----------       -----------
         Total stockholders' equity                              93,028           210,146
                                                            -----------       -----------
         Total Liaibilities and Stockholders's Equity       $ 3,527,980       $ 2,836,752
                                                            ===========       ===========

See Accountants' Report and Notes to Financial statements

                               MULLER MEDIA, INC.
                             STATEMENT OF OPERATIONS
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 2003 AND 2003


                                               March 31, 2003    March 31, 2002
                                               --------------    --------------

Revenue                                         $   916,857       $ 1,688,675
Cost of revenue - producers' fees                   589,718           921,733
                                                -----------       -----------
        Net revenue                                 327,139           766,942

Operating expenses:
     Selling, general and administrative            469,247           731,643
     Depreciation and amortization                      270               190
     Bad debt                                        20,541            35,533
                                                -----------       -----------
        Total operating expenses:                   490,058           767,366
                                                -----------       -----------

(Loss) from operations                             (162,919)             (424)

Other Income (expense):
     Interest income                                 51,786            37,750
     Interest expense                                (6,376)          (10,779)
     (Loss) on sale of investments                  (10,417)               --
                                                -----------       -----------
        Total other Income (expense)                 34,993            26,971

Net Income (loss) before income taxes              (127,926)           26,547

Income tax (provision) benefit                           --           (13,296)
                                                -----------       -----------

Net Income (loss)                               $  (127,926)      $    13,251
                                                ===========       ===========

Weighted average common shares outstanding
        Basic                                       713,678           678,794
                                                ===========       ===========
        Diluted                                     713,678           778,691
                                                ===========       ===========

Net Income (loss) per common share
        Basic                                   $     (0.18)      $      0.02
                                                ===========       ===========
        Diluted                                 $     (0.18)      $      0.02
                                                ===========       ===========

See Accountants' Report and Notes to Financial statements

                               MULLER MEDIA, INC.
                             STATEMENT OF CASH FLOWS
                              FOR THE THREE MONTHS
                          ENDED MARCH 31, 2003 AND 2003


                                                            March 31, 2003   March 31, 2002
                                                            --------------   --------------
Operating Activities:
     Net (loss) income                                       $  (127,926)      $    13,251
        Adjustments to reconcile net income to net
           cash (used in) operating activities:
           Depreciation and amortization                             270               190
           Bad debt expense                                       20,541            35,533
           Unrealized loss on investments                         10,808                --
           Changes in operating assets and liabilities:
              Accounts receivable                               (921,752)       (1,614,857)
              Securities available for sale                       38,262                --
              Prepaid expenses                                     5,629           (93,755)
              Deferred charges                                   197,681
              Deferred tax asset                                  (7,007)
              Security deposit                                       (73)               --
              Accounts payable and accrued expenses               43,818            19,175
              Due to producers                                    (6,582)          300,999
              Accrued income taxes                                20,303
              Deferred revenue                                   771,110           741,700
                                                             -----------       -----------
Net cash (used in) operating activities                         (165,895)         (386,787)
                                                             -----------       -----------

Investing Activities:
     Increase in property and equipment                               --            (2,002)
     Advances to affiliated company                                   --           (43,942)
                                                             -----------       -----------
Net cash (used in) investing activities                               --           (45,944)
                                                             -----------       -----------

Financing Activities:
     Issuance of common stock                                         --           366,300
                                                             -----------       -----------
Net cash (used in) financing activities                               --           366,300
                                                             -----------       -----------

Net (decrease) in cash and cash equivalents                     (165,895)          (66,431)

Cash and cash equivalents - beginning of period                  199,965           952,906
                                                             -----------       -----------

Cash and cash equivalents - end of period                    $    34,070       $   886,475
                                                             ===========       ===========

Supplemental cash flow information:
     Interest paid                                                    --                --
                                                             ===========       ===========
     Income taxes paid                                       $     5,846                --
                                                             ===========       ===========

See Accountants' Report and Notes to Financial statements

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Continued)

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable
-------------------

For financial reporting purposes, the Company utilizes the allowance method of accounting for doubtful accounts. The Company performs ongoing credit evaluations of its customers and, if required, maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible.

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Continued)

Accounts receivable are recorded at a discount since license agreements consist of payments made over a time period generally ranging between 18 and 36 months. The discount rate used is reflective of the perceived risk of future cash flows. The Company recognizes interest income as the contract period passes.

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

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of cash, accounts receivable, marketable securities, deferred charges, advances to former parent, accounts payable, deferred revenue, deferred income taxes and convertible note. The carrying amounts of cash, accounts receivable, accounts payable, deferred revenue, deferred income taxes and convertible note approximate fair value due to the highly liquid nature of these short-term instruments at March 31, 2003.

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

For the three months ended March 31, 2003, and for the three months ended March 31, 2002, advertising costs were negligible.

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Continued)

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

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Continued)


In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combination." SFAS 141 applies prospectively to all business combination initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. The adoption of SFAS No.141 is not expected to have a significant impact on the Company's financial statements.

In June 2001, FASB issued SFAS 142 "Goodwill and Other Intangible Assets." SFAS142 requires that all goodwill and indefinite lived intangible assets, including those acquired before initial application of SFAS 142, no longer be amortized systematically but rather be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and has been adopted by the Company. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company's projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a "segment of a business" (as previously defined in the Opinion). SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is expected to have a material impact on the Company's financial statements.

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Continued)


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

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs associated With Exit or Disposal Activities." This Statement requires the recognition of costs related to exit or disposal activities at the time they are incurred, rather than the previously accepted method of recognition of costs related to exit or disposal activities at the time they are incurred, rather than the previously accepted method of recognizing such costs at the commitment date of such activities. SFAS 146 is effective for such activities entered into or modified after December 31, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 146 will have on the financial statements with respect to future disposal decisions, if any.

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

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                  (Continued)


NOTE 2 - MARKETABLE SECURITIES

At March 31, 2003 and December 31, 2002 marketable securities classified as available-for-sale are comprised as follows:

Common Stock
------------
                                                      March          December
                                                    31, 2003         31, 2002

     Marketable securities, at cost                  $    --         $38,262
     Marketable securities, at Fair Value                 --          27,454
                                                     -------         -------
                                                     $     -         $10,808
                                                     =======         =======

The marketable securities were sold in March 2003.


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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                             March        December
                                            31, 2003      31, 2002

     Furniture, fixtures and equipment      $ 80,725      $ 80,725
     Auto                                     30,891        30,891
                                            --------      --------
                                             111,616       111,616
     Less:  accumulated depreciation         108,913       108,643
                                            --------      --------
     Property and equipment (net)           $  2,703      $  2,973
                                            ========      ========

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Continued)


NOTE 5 - GOODWILL

               Goodwill                              $ 1,634,436
               Less:  accumulated amortization           290,556
                                                     -----------
               Balance at December 31, 2001            1,343,880
               Less: impairment                       (1,133,880)
                                                     -----------
               Balance at December 31, 2002 and
                March 31, 2003                       $   210,000
                                                     ===========

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

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Continued)



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


NOTE 7 - DEFINED BENEFIT PLAN

The Company's defined benefit plan was terminated, effective November 30, 2001, and the plan assets were distributed to the participants as of December 31, 2001. There were no contributions due in 2002 or 2003.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

The Company leases office space under a non-cancelable operating lease expiring on June 30, 2004. Minimum future lease commitments under this lease are as follows:

            Year                   Amount
            ----                   ------
         March 31, 2004           $ 73,323
         March 31, 2005             18,459
                                  --------
                                  $ 91,782
                                  ========

Employment Agreements
---------------------

The Company has entered into employment agreements as follows:

     a) Two five-year agreements, each providing for an annual salary of $125,000, expiring November 2006.

     b) A three-year agreement, providing for an annual salary of $275,000, expiring June 2004.

     c) A one-year agreement providing for an annual salary of $104,000, expiring December, 2003.

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Continued)



NOTE 9 - CAPITAL STOCK

     a) The Company is authorized to issue 5,000,000 shares of $.001 par value Preferred Stock, none of which were outstanding at March 31, 2003.

     b) On November 12, 2001, BTS issued 10,000,000 shares (pre-stock split of 20:1) of $.001 par value common stock for all the shares of Muller. Before the transaction, there were 2,200,750 shares of BTS outstanding. After the transaction, the ownership of BTS was as follows:

                  Original shareholders            2,200,750           18%
                  DCI Telecomunications, Inc.     10,000,000           82%
                                                  ----------           --
                                                  12,200,750          100%
                                                  ==========          ===

          As of March 31, 2003, DCI Telecommunications, Inc. owned approximately 70% of the Company's outstanding common shares.

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

     c) On November 12, 2001, the Company issued 975,000 shares (pre-stock split of 20:1) of $0.001 par value common stock in consideration for services rendered in connection with the merger. These shares have been valued at this fair value of $117,550 and recorded as a cost of the merger and charged to additional paid-in capital.

     d) On December 19, 2002, the Company effected a 1 for 20 reverse common stock split. At that time, the outstanding shares decreased from 14,272,750 to 713,642 and the par value increased from $.001 to $.02.

     e) On December 30, 2002, the Company's Articles of Incorporation were amended to increase the authorized shares of common stock to 500,000,000 from 20,000,000.

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Continued)



NOTE 10 - WARRANTS

As part of the cost of the merger described in Note 1, the Company also issued an aggregate of 115,000 (post-stock split) common stock purchase warrants, 60,000 (post-stock split) warrants have an exercise price of $2.50 (post-stock split) and the remaining 55,000 (post-stock split) warrants have an exercise price of $0.50 (post-stock split). All of the warrants are exercisable through November 12, 2006. In April 2002, 297,000 warrants were exercised at an exercise price of $.025.


NOTE 11 - INCOME TAXES

The Company's former parent filed a consolidated return which includes the Company's operating results. The income tax provision below is calculated on a company stand -alone basis.

The components of the provision for income taxes are as follows:

                                               Three            Three
                                              Months           Months
                                               Ended            Ended
                                             March 31,        March 31,
                                               2003             2002
                                               ----             ----

         Current tax (benefit) expense
            Federal                          $ (28,000)         $ 10,312
            State and Local                    (14,000)            2,984
                                             ---------          --------
                         Total current         (42,000)           13,296

         Deferred tax expense
            Federal                                 --                --
            State and Local                         --                --
                                             ---------          --------
                         Total deferred             --                --
                                             ---------          --------

         Total tax (benefit) provision       $ (42,000)          $13,296
                                             =========          --------

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Continued)


A reconciliation between the federal statutory tax rate and the effective income tax rate is as follows:

               Statutory federl income tax rate      22%      34%
               Non-deductible expenses                5%
               State and local income taxes,
                net of federal taxes                 11%      11%
                                                     ---      ---
               Effective income tax rate             33%      50%
                                                     ===      ===

The Company's deferred tax asset approximates $1,390,000 and its value is reduced by $1,390,000 as there is no assurance that sufficient profits will be available to utilize the deferred tax asset.

NOTE 12 - ECONOMIC DEPENDENCY

The Company counts among its customers various broadcast and network television stations in several markets throughout the country. Its top three customers accounted for approximately 76% of its license agreements executed in 2003, while one customer accounted approximately 36% of license agreements executed.


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

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Continued)


     c)   Going concern Issue

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

Date:  May 20, 2003                  Muller Media, Inc.

                                     /s/ John J. Adams
                                     ---------------------
                                     Chairman of the Board


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 20, 2003                  Muller Media, Inc.

                                     /s/ Clifford Postelnik
                                     -------------------------------
                                     Chief Executive Officer