Form 10QSB/A
period 2003-03-31
MULLER MEDIA INC
filed 2003-06-12
CIK 1107262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-QSB-A

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

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 713,642 issued and outstanding as of March 31, 2003. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of March 31, 2003.

TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [X ] NO [ ]

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

STOCK-BASED COMPENSATION
------------------------

The FASB's SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Although there are 250,000 share options outstanding, no options have been exercised, nor shares issued during the periods present, which would be subject to the provisions of applicable accounting standards.

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
                                        --------
                                        $ 91,782
                                        ========

EMPLOYMENT AGREEMENTS
---------------------

The Company has entered into employment agreements as follows:

a) Two five-year agreements, each providing for an annual salary of $125,000, expiring November 2006. Each of these agreements provide for 250,000 option shares which may be acquired at any time at a price of five cents per share.

b) A three-year agreement, providing for an annual salary of $275,000, expiring June 2004. The employee who was covered by this agreement has left the company, with no further obligation on the part of the company.

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

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Continued)
A reconciliation between the federal statutory tax rate and the effective income tax rate is as follows:

           Statutory federal income tax rate      22%      34%
           Non-deductible expenses                5%
           State and local income taxes,
            net of federal taxes                 11%      11%
                                                 ---      ---
           Effective income tax rate             33%      50%
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

Muller Media Inc.'s directors had been in the process of negotiating equity investment with third parties so as to assure the survival of the Company. These negotiations have been terminated. Measures are being implemented to reduce expenses and certain executive compensation is being deferred and accrued for future payment until such time as revenues return the company to a positive cash flow basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

         a. PLAN OF OPERATION.

         Muller Media is in the business of syndication of feature films to free television networks, cable networks as well as independent stations throughout the United States.

         Primarily Muller represents independent film producers for purposes of distribution of their product and content to the networks and broadcast distribution companies. Although Muller has more than 100 feature film under license at present, most of the current content being offered is licensed from a single producer.

         Muller had forged plans to expand it library of offerings by acquiring additional film content with the intent of growing both revenue and profitability. Unfortunately the company has not been able to secure the capital necessary for the implementation of its plans. The company has suffered significant losses due to a major downturn in advertising revenues in the television industry. This decline in revenue has caused many stations to revise their content from movies to other formats and a reduction in the fees paid for movie content.

         Unless Muller is able to secure financing for the acquisition of additional movie content, which would enable Muller to increase its offerings, there is a high degree of probability that the company will continue to suffer losses in the future.

         Slow payments have become the norm in the television industry and this is having an adverse effect on Muller's cash flow and could cause future financial problems for the company.

         b. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Although Muller has been profitable in the past, current events in the industry have resulted in a loss of ($127,926) for the current quarter versus a profit of $13,251 for the same period in the prior year. Without capital financing to provide for expansion of the company's film offerings, it is expected that the current loss trend will continue.

         Muller's former President, Daniel Mulholland has left the employ of the Company and other staff has been laid off, due to the overall decline in business.

ITEM 3. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chairman conducted a review of the company's Disclosure Controls and Procedures on March 19, 2003. Muller Media is a very small company, with only 7 employees at the time, of which only two were involved in the recording of financial information. All financial information is reviewed by an outside C.P.A. and subsequently reviewed by the Chairman, CEO and President, before dissemination. In the opinion of management the controls in place at the time of this review were satisfactory to comply with current regulations. A further review was done by the Board of Directors on April 17, 2003 and a decision was made to require two signatures on all checks, prior to issue to insure sufficient review and control of corporate expenditures.

Prior to the filing of this amended report, a subsequent review was undertaken by the Chief Executive Officer and the Chairman on June 10, 2003 and certain changes were made in the internal review process, due to changes in personnel. At the present time, the company has only 5 employees. It is management's opinion that the revised review process continues to meet current regulations.

ITEM 5. OTHER INFORMATION

Daniel Mulholland has resigned as President of Muller Media, Inc. and other sales staff has been laid off due to the overall decline in business. Subsequently, Screen Media Ventures, LLC, the Company's primary supplier of film content revoked Muller's license to sell their products and has activated a security lien on the company's receivables, in accordance with their contract provisions.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 11, 2003                  Muller Media, Inc.

                                     /s/ John J. Adams
                                     ---------------------
                                     Chairman of the Board

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 11, 2003                  Muller Media, Inc.

                                     /s/ Clifford Postelnik
                                     -------------------------------
                                     Chief Executive Officer

CERTIFICATIONS
--------------

I, Clifford Postelnik, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Muller Media, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report.

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 11, 2003


/s/ Clifford Postelnik
----------------------
    [Signature]

Chief Executive Officer
-----------------------
       [Title]

I, John Adams, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Muller Media, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report.

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 11, 2003


/s/ John J. Adams
---------------------
   [Signature]


Chairman
-------------
 [Title]