Form 10QSB
period 2003-06-30
MULLER MEDIA INC
filed 2003-08-19
CIK 1107262

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

[ ]      Transition Report under Section 13 or 15(d) of the Exchange Act

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

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 713,678 issued and outstanding as of June 30, 2003. Preferred Stock, $0.001 par value per share, 5,000,000 shares authorized, no Preferred Stock issued nor outstanding as of June 30, 2003.

TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [X ] NO [ ]

To the Board of Directors
of Muller Media, Inc.
New York, New York

We have compiled the accompanying balance sheet of Muller Media, Inc. as of June 30, 2003 and the related statements of operations and cash flows for the six months then ended, in accordance with Statement on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 15 to the financial statements the company's net loss for the six months ended June 30, 2003 was approximately $337,000. In addition, the Company on June 15, 2003 received notification from its current sole supplier of motion pictures that it will terminate its agreement with the Company based on a "key man" clause in the agreement which became effective by the departure of its president in June, 2003. These issues raise substantial doubt about Muller Media, Inc.'s ability to continue as a going concern unless management is successful in its endeavors to negotiate equity investments, find another supplier(s) of motion pictures, and reduce operating expenses so as to return to a positive cash flow position. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management's plans concerning these matters are also discussed in Note 14.



Manger & Company
Certified Public Accountants

New York, NY
August 11, 2003

                               MULLER MEDIA, INC.
                                 BALANCE SHEET

                                                          June 30, 2003 December 31, 2002
                                                           (Unaudited)      (Audited)
                                                           -----------    -----------
 ASSETS
 Current assets
      Cash and cash equivalents                            $    58,648    $   199,965
      Accounts receivable, net of allowance for doubtful
         accounts of $61,467 and $50,595 respectively        2,020,586      1,823,649
      Securities available for sale                                 --         38,262
      Prepaid expenses                                          35,578         37,400
                                                           -----------    -----------
         Total current assets                                2,114,812      2,099,276

 Property and equipment, less accumulated

         depreciation and amortization                              --          2,973
 Accounts receivable, non-current                              791,077        514,363
 Goodwill                                                      210,000        210,000
 Security deposit                                               10,213         10,140
                                                           -----------    -----------
         Total Assets                                      $ 3,126,102    $ 2,836,752
                                                           ===========    ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
     Accounts payable and accrued expenses                 $   512,484    $   403,810
     Due to producers                                          164,142        337,597
     Deferred revenue, current portion                       1,703,043      1,050,999
     Convertible note                                          225,000        225,000
                                                           -----------    -----------
         Total current liabilities                           2,604,669      2,017,406

Deferred revenue, non-current portion                          338,875        310,200
Accrued income taxes                                           299,000        299,000
                                                           -----------    -----------
         Total liabilities                                   3,242,544      2,626,606

Commitments and contingencies

Preferred stock, $0.001 par value; 5,000,000 shares

     authorized; no shares issued and outstanding                   --             --
Common stock, $0.02 par value; 5,000,000 shares
     authorized; 713,678 shares issued and outstanding .        14,273         14,273
Additional paid-in capital                                   2,186,438      2,186,438
Accumulated deficit                                         (2,317,153)    (1,979,757)

Unrealized loss on marketable securities                            --        (10,808)
                                                           -----------    -----------
         Total stockholders' equity                           (116,442)       210,146
                                                           -----------    -----------
         Total Liabilities and Stockholders' Equity        $ 3,126,102    $ 2,836,752
                                                           ===========    ===========


See Accountants' Report and Notes to Financial Statements

                               MULLER MEDIA, INC.
                             STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             JUNE 30, 2003 AND 2002

                                            Three Months Ended                 Six Months Ended
                                         June 30, 2003   June 30, 2002   June 30, 2003    June 30, 2002
                                          ------------    ------------    ------------    ------------
Revenue                                   $    386,690    $    691,292    $  1,303,547    $  2,379,967
Cost of revenue - producer's fees              324,548         432,408         914,266       1,354,141
                                          ------------    ------------    ------------    ------------
       Net revenue                              62,142         258,884         389,281       1,025,826

Operating expenses:
    Selling, general and administrative        350,460         386,398         819,707       1,118,041
    Depreciation and amortization                2,703             143           2,973             333
    Bad debt                                    (9,669)          7,196          10,872          42,729
                                          ------------    ------------    ------------    ------------
       Total operating expenses:               343,494         393,737         833,552       1,161,103
                                          ------------    ------------    ------------    ------------

(Loss) from operations                        (281,352)       (134,853)       (444,271)       (135,277)

Other Income (expense):
    Interest income                             80,088          92,182         131,874         129,932
    Interest expense                            (8,206)         (7,642)        (14,582)        (18,421)
    Income (loss) on investments                    --             504         (10,417)           (294)
                                          ------------    ------------    ------------    ------------
       Total other Income (expense)             71,882          85,044         106,875         111,217
                                          ------------    ------------    ------------    ------------

Net Income (loss) before income taxes         (209,470)        (49,809)       (337,396)        (24,060)

Income tax benefit                                  --          28,465              --          15,249
                                          ------------    ------------    ------------    ------------
Net Income (loss)                         $   (209,470)   $    (21,344)   $   (337,396)   $     (8,811)
                                          ============    ============    ============    ============

       Basic                                   713,678      13,475,750         713,678      13,395,641
                                          ============    ============    ============    ============
       Diluted                                 713,678      15,473,689         713,678      15,393,580
                                          ============    ============    ============    ============
Net Income (loss) per common share
       Basic                              $      (0.29)   $         --    $      (0.47)   $         --
                                          ============    ============    ============    ============
       Diluted                            $      (0.29)   $         --    $      (0.47)   $         --
                                          ============    ============    ============    ============


See Accountants' Report and Notes to Financial Statements

                               MULLER MEDIA, INC.
                             STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED

                                                        June 30, 2003  June 30, 2002
                                                         -----------    -----------
Operating Activities:
    Net (loss) income                                    $  (337,396)   $    (8,811)
       Adjustments to reconcile net income to net
          cash (used in) operating activities:
          Depreciation and amortization                        2,973            333
          Bad debt expense                                    10,872         42,729
          Loss on investments                                 10,417            294
          Issuance of common stock for services              275,330
          Changes in operating assets and liabilities:
             Accounts receivable                            (364,136)    (1,080,265)
             Securities available for sale                    38,266             --
             Prepaid expenses                                  1,822         20,318
             Deferred charges                                     --        197,681
             Deferred tax asset                                   --          7,930
             Security deposit                                    (73)            --
             Accounts payable and accrued expenses           108,674        (40,251)
             Due to producers                               (293,455)       311,872
             Accrued income taxes                                 --        (23,179)
             Deferred revenue                                680,719        570,366
                                                         -----------    -----------

Net cash provided by (used in) operating activities         (141,317)       274,347
                                                         -----------    -----------
Investing Activities:
    Increase in property and equipment                            --         (2,002)
    Advances to affiliated company                                --       (128,091)
                                                         -----------    -----------

Net cash (used in) investing activities                           --       (130,093)
                                                         -----------    -----------
Financing Activities:
    Payment of convertible notes                                  --        (25,320)
                                                         -----------    -----------

Net cash (used in) financing activities                           --        (25,320)
                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents        (141,317)       118,934

Cash and cash equivalents - beginning of period              199,965        952,906
                                                         -----------    -----------
Cash and cash equivalents - end of period                $    58,648    $ 1,071,840
                                                         ===========    ===========

Supplemental cash flow information:

    Interest paid                                        $        --    $    18,421
                                                         ===========    ===========
    Income taxes paid                                    $     5,846    $        --
                                                         ===========    ===========

See Accountants' Report and Notes to Financial Statements

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003



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

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Continued)



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

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Continued)



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

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist of cash, accounts receivable, marketable securities, deferred charges, advances to former parent, accounts payable, deferred revenue, deferred income taxes and convertible note. The carrying amounts of cash, accounts receivable, accounts payable, deferred revenue, deferred income taxes and convertible note approximate fair value due to the highly liquid nature of these short-term instruments at June 30, 2003.

Income Taxes
------------

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, SFAS 109 allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carry forwards and items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of the available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Advertising Costs
-----------------

Advertising costs are charged to operations when incurred and are included in selling, general and administrative expenses.

For the six months ended June 30, 2003, and for the six months ended June 30, 2002, advertising costs were negligible.

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Continued)



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

Stock-Based Compensation
------------------------

The FASB's SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Although there are 250,000 share options for each of two employees outstanding, no options have been exercised, nor shares issued during the periods present, which would be subject to the provisions of applicable accounting standards.

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

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Continued)



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

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Continued)



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

                               MULLER MEDIA, INC.
                          NOTES TO FINANCAL STATEMENTS
                                  JUNE 30, 2003
                                   (Continued)


NOTE 2 - MARKETABLE SECURITIES

At June 30, 2003 and December 31, 2002 marketable securities classified as available-for-sale are comprised as follows:

Common Stock
------------
                                                June 30, 200  December 31, 2002
                                                ------------  -----------------

Marketable Securities, at Cost                    $    --        $38,262
Marketable Securities, at Fair Value                   --         27,454
                                                  -------        -------
                                                       --         10,808
                                                  =======        =======

The marketable securities were sold in March, 2003.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                            June 30, 2003   December 31, 2002
                                            -------------   -----------------

Furniture, fixtures and equipment              $ 80,725        $ 80,725
Auto                                             30,891          30,891
                                               --------        --------
                                                111,616         111,616
Less:  accumulated depreciation                 111,616         108,643
                                               --------        --------
Property and equipment (net)                   $     --        $  2,973
                                               ========        ========

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Continued)



NOTE 5 - GOODWILL

Goodwill                                                     $ 1,634,436
Less:  accumulated amortization                                  290,556
                                                             -----------
Balance at December 31, 2001                                   1,343,880
Less:  impairment                                             (1,133,880)
                                                             -----------
Balance at December 31, 2002 and
June 30, 2003                                                $   210,000
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

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Continued)



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

In August, 2003 the Company and the note holder reached an agreement, subject to the court's approval in which the Company will issue the note holder 85,556 common shares in exchange for the forgiveness of the remaining principal balance on the note and the accrued interest.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

The Company leases office space under a non-cancelable operating lease expiring on June 30, 2004. Minimum future lease commitments under this lease are as follows:

                       Year                  Amount
                       ----                  ------

                  June 30, 2004             $ 73,836
                                            ========
Employment Agreements
---------------------

The Company has entered into employment agreements as follows:

a) Two five-year agreements, each providing for an annual salary of $125,000, expiring November 2006.

b) A three-year agreement, providing for an annual salary of $275,000, expiring June

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Continued)

     2004. In June, 2003 this agreement was terminated by both parties and as a result the Company no longer has any obligations under this agreement.

c) A one-year agreement providing for an annual salary of $104,000, expiring December, 2003. This agreement was terminated by both parties in July 2003 and as a result the Company no longer has any obligations under this agreement.

d) A two year agreement for merger and acquisition consulting services in the amount of $196,000 annually, expiring October 1, 2004, renewable on an annual basis thereafter

NOTE 9 - CAPITAL STOCK

a) The Company is authorized to issue 5,000,000 shares of $.001 par value Preferred Stock, none of which were outstanding at June 30, 2003.

b) On November 12, 2001, BTS issued 10,000,000 shares (pre-stock split of 20:1) of $.001 par value common stock for all the shares of Muller. Before the transaction, there were 2,200,750 shares of BTS outstanding. After the transaction, the ownership of BTS was as follows:

         Original shareholders                2,200,750             18%
         DCI Telecomunications, Inc.         10,000,000             82%
                                             ----------     ----------
                                             12,200,750            100%
                                             ==========     ==========

         As of June 30, 2003, DCI Telecommunications, Inc. owned approximately 70% of the Company's outstanding common shares.

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

         The Company, under a non-qualified stock option plan, also established a total of 500,000 share options to two key employees, as part of their employment contracts, on that same date. The Company accounts for stock options under APB Opinion No. 25 entitled Accounting for Stock issued to employees, under which no compensation expense is required. As of August 19, 2003 these options were not exercised.

d) On December 19, 2002, the Company effected a 1 for 20 reverse common stock split. At that time, the outstanding shares decreased from 14,272,750 to 713,642 and the par value increased from $.001 to $.02.

On December 30, 2002, the Company's Articles of Incorporation were amended to increase the authorized shares of common stock to 500,000,000 from 20,000,000, with a par value of $.001.

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Continued)



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

The components of the provision for income taxes are as follows:

                                            Three Months  Three Months   Six Months    Six Months
                                               Ended         Ended         Ended         Ended
                                              June 30,      June 30,      June 30,      June 30,
                                                 2003         2002          2003         2002
                                             -----------     -------     ----------     -------
Current tax (benefit) expense
      Federal                                $        --     $21,918     $       --     $11,741
      State and Local                                 --       6,627             --       3,508
                                             -----------     -------     ----------     -------
                           Total current              --      28,545             --      15,249

Deferred tax expense
      Federal                                         --          --             --          --
      State and Local                                 --          --             --          --
                                             -----------     -------     ----------     -------
                          Total deferred              --          --             --          --
                                             -----------     -------     ----------     -------
Total tax (benefit) provision                $        --     $28,545     $       --     $15,249
                                             ===========     =======     ==========     =======

In the period ended June 30, 2003 the Company had no tax benefits because there were no carry forward losses to be realized.

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Continued)



A reconciliation between the federal statutory tax rate and the effective income tax rate is as follows:

Statutory federl income tax rate                  22%               34%
Non-deductible expenses                            -                 5%
State and local income taxes,                     11%               11%
 net of federal taxes                             --                --
Effective income tax rate                         33%               50%
                                                  ==                ==

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In addition to the legal action described in Note 6, the Company is party to the following lawsuits:

a)       On April 26, 2002, Sherman LLC initiated a lawsuit styled Sherman LLC
         v. DCI Telecommunications and Muller Media, Inc., in the United States District Court for the Southern District of New York under docket number 02 Civ. 3258 (BSJ). On May 8, 2002, the Company entered into a stipulation in which it agreed to a preliminary injunction, pursuant to which the Company is enjoined from making or permitting to be made any transfer, sale, distribution, pledge or other disposition of any Company stock owned or controlled by DCI, and from causing any transfer, sale, distribution pledge or other disposition of any Company assets except to the extent necessary to conduct the ordinary course of business of the Company, without permission of the Court.

                               MULLER MEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (Continued)


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

         On July 21, 2003 judgment was rendered in favor of Muller Media denying the request by Sherman LLC for sanctions and punitive damages against the Company and the individual defendants.

NOTE 14 - GOING CONCERN

The events of September 11, 2000 and the corresponding economic downturn resulted in a massive reduction in advertising revenues earned by broadcast and network television stations. This decline in revenue has caused many television stations and network programmers to change their content away from diffusion of feature films to other broadcast formats.

Muller Media is totally dependent upon revenue from the syndication of feature films to free television networks, cable networks as well as independent stations throughout the United States.

Operating expenses began to outpace revenues from the syndication of the feature films and in a strategic move to curb operating losses Muller Media has terminated and or laid off all employees to reduce expenses due to the decline in revenues earned by the Company.

Since Muller Media Inc no longer has any operating employees, the Board of Directors is exploring involvement in other business ventures that may restore the company to profitable opportunities. Likewise, its primary supplier has terminated all licensing agreements such that the Muller Media has no saleable product to offer in its marketplace.

The Company is also operating under restrictions imposed upon it by a Temporary Restraining Order discussed in the past 10Q for the quarter ending March 31, 2003 which impeded its ability to obtain additional financing so as to increase its product offerings as well change its dependency upon one particular supplier that accounted for the vast majority of its revenue. On July 21st, 2003 judgment was rendered in favor of Muller Media denying the request by Sherman, LLC for sanctions and punitive damages against the Company and the individual defendants.

The litigation with the note holder, VirtualFund.com Inc. is in the process of being resolved and Muller Media is seeking necessary authorizations such that it can fulfill settlement terms which requires that Muller Media issue 85556 common shares to VirtualFund.com Inc. which will resolve said litigation.

The Company anticipates being in position to discharge all trade debts. The Board of Directors is evaluating merger and opportunities has made it known that it is a candidate for acquisition and is seeking opportunities with the intent to return to profitability as well as restore shareholder value.

Without being acquired by a third party prepared to inject capital into the business there is no possibility for Muller Media to continue in existence.

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

Muller had forged plans to expand its library of offerings by acquiring additional film content with the intent of growing both revenue and profitability. Unfortunately the company has not been able to secure the capital necessary for the implementation of its plans. The company has suffered significant losses due to a major downturn in advertising revenues in the television industry. This decline in revenue has caused many stations to revise their content from movies to other formats and a reduction in the fees paid for movie content.

Muller's major supplier of film content has terminated the Company's distribution rights to its materials. Unless Muller is able to secure financing for the acquisition of additional movie content, which would enable Muller to increase its offerings, there is a high degree of probability that the company will continue to suffer losses in the future.


Slow payments have become the norm in the television industry and this is having an adverse effect on Muller's cash flow and could cause future financial problems for the company. Muller has found it necessary to lay off all operating employees to reduce expenses, due to the decline in revenues. The Board of Directors is exploring involvement in other business ventures that might engage the company in profitable opportunities.

b. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Although Muller has been profitable in the past, current events in the industry have resulted in a loss of ($209,470) for the current quarter versus a loss of ($21,344) for the same period in the prior year. Without capital financing to provide for expansion of the company's film offerings, it is expected that the current loss trend will continue.

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

Prior to the filing of this amended report, a subsequent review was undertaken by the Chief Executive Officer and the Chairman on June 10, 2003 and certain changes were made in the internal review process, due to changes in personnel. At that time, the company had only 5 employees. It is management's opinion that the revised review process continues to meet current regulations.

                          PART II - OTHER INFORMATION

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

ITEM 6. EXHIBITS

        Exhibit 31.1     Section 302 Certification
        Exhibit 31.2     Section 302 Certification

        Exhibit 32.1     Section 906 Certification
        Exhibit 32.2     Section 906 Certification

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August19, 2003                  Muller Media, Inc.

                                     /s/ John J. Adams
                                     ---------------------
                                     Chairman of the Board

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 19, 2003                  Muller Media, Inc.

                                     /s/ Clifford Postelnik
                                     -------------------------------
                                     Chief Executive Officer